Form 10-Q
period 2016-12-31
iFresh Inc
filed 2017-02-14
CIK 1681941

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37516

iFresh Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	[___________]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Times Square, 37th floor New York, New York 10036

(Address of principal executive offices)

646 912-8918

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of February 10, 2017, 14,303,033 ordinary shares, par value $0.0001 per share, were issued and outstanding.

E-COMPASS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

iFresh Inc.

Condensed Balance Sheets

(Unaudited)

	December 31,	March 31,
	2016	2016

ASSETS

Current Assets
Cash	$51,052	$305,279
Prepaid expenses	50,250	84,253
Cash and investments held in trust account	40,802,659	-
Total Current Assets	40,903,961	389,532

Cash and investments held in trust account	-	40,851,104
Total Assets	$40,903,961	$41,240,636

LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$22,490	$2,310
Deferred underwriting compensation	600,000	-
Total Current Liabilities	622,490	2,310

Deferred underwriting compensation	-	600,000
Total Liabilities	622,490	602,310

Commitments and Contingencies

Common shares subject to possible redemption
3,000,000 shares (at conversion value of $10.00 for the 1,000,000 shares for the lead investor and $10.40 per share for others)	30,800,000	30,800,000

Shareholders' Equity
Preferred shares, $.0001 par value, authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.0001 par value, authorized 100,000,000 shares, 2,310,000 issued and outstanding (excluding 3,000,000 subject to possible redemption).	231	231
Additional paid- in capital	12,277,007	12,277,007
Accumulated deficit	(2,795,767)	(2,438,912)
Total Shareholders' Equity	9,481,471	9,838,326
Total Liabilities, Redeemable Common Shares and Shareholders' Equity	$40,903,961	$41,240,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

iFresh Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2016	2015	2016	2015

General and administrative expenses	$(197,187)	$(2,381,276)	$(466,410)	$(2,403,360)
Other income	31,407	15,012	109,555	19,160
Net loss	$(165,780)	$(2,366,264)	$(356,855)	$(2,384,200)

Basic and diluted weighted average shares outstanding	5,310,000	5,310,000	5,310,000	3,131,491

Basic and diluted net loss per share	$(0.03)	$(0.45)	$(0.07)	$(0.76)

The accompanying notes are an integral part of these unaudited condensed financial statements.

iFresh Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months ended December 31,
	2016	2015

Cash flow from operating activities
Net loss	$(356,855)	$(2,384,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned and realized gain in cash and investments held in trust account	(109,555)	(19,160)
Fair value of the shares transferred from initial shareholders to a special advisor	-	2,277,777
Change in operating assets and liabilities:
Change in prepaid expenses	34,003	(80,159)
Change in accounts payable	20,180	46,283
Net cash used in operating activities	(412,227)	(159,459)

Cash flows from investing activities
Proceeds from sale of investment held in trust account	122,628,000	-
Purchase of investment held in trust account	(122,628,000)	(40,800,000)
Interest withdrawal from trust account for operation	158,000	-
Net cash provided by (used in) investing activities	158,000	(40,800,000)

Cash flow from financing activities
Proceeds from shareholder - note payable	-	50,000
Repayment to shareholder - note payable	-	(165,000)
Proceeds from sale of units to public stockholders	-	40,000,000
Proceeds from sale of private placement units to initial stockholder	-	3,100,000
Proceeds from sales of Unit Purchase Option	-	100
Payment of costs of Public Offering	-	(1,601,088)
Net cash provided by financing activities	-	41,384,012

Net increase (decrease) in cash	(254,227)	424,553
Cash at beginning of period	305,279	10,441
Cash at end of period	$51,052	$434,994

Supplemental schedule of non-cash financing activities
Increase in deferred underwriting compensation	$-	$600,000
Fair value of shares transferred to special advisor exchange for his service	$-	$2,277,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

iFresh Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Organization and General

iFresh Inc. (the “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). E-compass was incorporated in Cayman Islands on September 23, 2014 as a blank check company whose objective is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that gives E-compass control over such a target business (a “Business Combination”).

E-compass’s securities were listed on the Nasdaq Capital Market (“NASDAQ”) in connection with the Public Offering (defined below). Pursuant to the NASDAQ listing rules, E-Compass’s initial Business Combination was required to be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (exclusive of taxes payable on the income earned on the funds held in the trust account and deferred underwriting commissions) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses.

On July 18, 2016, Board of Directors of E-Compass approved a change in its fiscal year from December 31 to March 31, effective immediately.

Redomestication

On July 25, 2016, E-compass entered into a merger agreement (the “Merger Agreement”) with iFresh, a former wholly owned subsidiary of E-compass, iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM Holding, Inc. (“NYM”), the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger Agreement, on February 10, 2017, E-Compass merged with and into iFresh in order to redomesticate the Company into Delaware (the “Redomestication”). At the time of the Redomestication, each E-compass ordinary share was converted into one share of common stock of iFresh and each E-compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh common stock on the consummation of the Business Combination. In connection with the Redomestication, E-compass ceased to exist and iFresh is the surviving corporation and successor registrant that will continue to file reports under Section 12(b) of the Securities Exchange Act of 1934.

Business Combination

On February 10, 2017, after the Redomestication, Merger Sub merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. The transaction constituted a Business Combination. The Company closed the business combination by paying NYM’s stockholders an aggregate of: (i) $5 million in cash, plus, (ii) 12,000,000 shares of the Company’s common stock (the deemed value of the shares in the Merger Agreement is $120,000,000). At closing, iFresh executed an option agreement to acquire up to an additional four supermarkets prior to March 31, 2017 for aggregate consideration of $10 million in cash. In connection with the closing, holders of 1,937,967 of the Company’s ordinary shares elected to redeem their shares and the Company paid $20,154,857 in connection with such redemption.

The business combination with NYM will be accounted for as a “reverse merger” and recapitalization at the date of the consummation of the transaction since the shareholders of NYM will own at least 83.9% of the outstanding ordinary shares of iFresh immediately following the completion of the transaction and NYM’s operations will be the operations of iFresh following the transaction. Accordingly, NYM will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of NYM. As a result, the assets and liabilities and the historical operations that will be reflected in the iFresh financial statements after consummation of the transaction will be those of NYM and will be recorded at the historical cost basis of NYM. NYM’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of iFresh upon consummation of the transaction.

NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has eight retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,940,000 purchases in its stores in the fiscal year ended March 31, 2016. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

On December 23, 2016 (the “Effective Date”), NYM entered into a $25 million secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (the “Lender”). The Credit Agreement provides for (i) a $5 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $15 million effective date term loan facility (the “Effective Date Term Loan Facility”), which was fully drawn on the Effective Date, and (iii) a $5 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Effective Date Term Loan Facility, the “Facilities”), which is available to be drawn within one year after the Effective Date. The Facilities are secured by all assets of NYM and its subsidiaries and mature on December 23, 2021. Interest is charged at a rate equal to (a) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR Rate (as defined in the Credit Agreement) plus 1.95%. NYM will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. NYM paid various closing fees and expenses in the amount of $867,500 on the Effective Date. Except as stated below, the Facilities are subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place.

The following unaudited pro forma financial information reflects the revenue and earnings of the combined entity for the nine months ended December 31, 2016 and 2015 as if the Business Combination had been consummated as of April 1, 2015:

	Nine Months Ended December 31,
	2016	2015
Revenue	$97,093,906	$98,220,266
Earnings	647,347	254,067

The following material, nonrecurring pro forma adjustments directly attributable to the Business Combination are included in the above pro forma revenue and earnings:

●	The effects of incremental of salaries paid to new management of $375,000.
●	Tax impact on incremental expense of $168,750.

Financing

The registration statement for the Public Offering of E-compass (the “Public Offering” as described in Note 3) was declared effective by the United States Securities and Exchange Commission (“SEC”) on August 12, 2015. E-compass consummated the Public Offering of 4,000,000 units on August 18, 2015 at $10.00 per unit (the “Public Units’) and sold to an affiliate of its Chairman and Chief Executive Officer 310,000 units at $10.00 per unit (the “Private Units”) in a private placement (Note 4). E-compass received gross proceeds of approximately $43,100,000 from the Public Offering and private placement.

In connection with the Public Offering, E-compass introduced the underwriter in the Public Offering to investors (“Lead Investors”) that purchased $20,000,000 of the units offered in the Public Offering. The Lead Investors waived their right to receive $0.40 per share purchased by them in the Public Offering in connection with a redemption pursuant to an initial Business Combination so that other holders of shares sold in the Public Offering (“Public Shareholders”) received $10.40 per share purchased by them in the Public Offering (“Public Shares”) upon redemption.

Trust Account

Upon the closing of the Public Offering and the private placement, $40,800,000 was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account were invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination by February 18, 2017.

Liquidity

As of December 31, 2016, the Company had working capital of approximately $40,281,471, including cash of $51,052 and $40,802,659 held in the Trust Account to be used for an initial Business Combination or to redeem its ordinary shares. As of December 31, 2016, a total of $158,000 of interest earned in the Trust Account was withdrawn for working capital.

Until consummation of its initial Business Combination, on February 10, 2017, the Company used the funds not held in the Trust Account, plus the interest earned on the Trust Account balance that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information included in this Form 10-Q should be read in conjunction with information included in the transition report on Form 10-K of E-compass for the transition period from January 1, 2016 to March 31, 2016 filed on July 29, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Development Stage Company

The Company complied with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities” and early adopted Accounting Standards Update 2014-10 (“ASU 2014-10”). On December 31, 2016, the Company had not commenced any operations nor generated revenue to date. All activity from the inception through December 31, 2016 related to the Company formation, the Public Offering and pursuit of an acquisition target for its initial Business Combination. The Company did not generate operating revenues until after completion of the Business Combination. The Company generated non-operating income in the form of other income on the designated Trust Account.

Redomestication

The redomestication of E-compass is accounted for as a transfer between entities under common control with iFresh being the surviving corporation and the accounting treatment is reflecting the merger as if it has occurred as of the first period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the U.S. Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

Investment in money market fund is classified as cash equivalents according to its short-term nature in accordance with FASB ASC Topic 305 “Cash and Cash Equivalents”. The Company classified its investments in United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “other income” line item in the statements of operations. Other income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defined fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities (including cash, accrued expenses, and deferred underwriting compensation), which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and as of March 31, 2016, respectively, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Government money market fund held in Trust Account as of December 31, 2016* (see Note 5)	$40,802,659	$40,802,659	$-	$-
U.S. Treasury Securities held in Trust Account as of March 31, 2016* (see Note 5)	$40,861,826	$-	$40,861,826	$-

* included in cash and investments held in trust account on the Company’s unaudited condensed balance sheets.

Offering Costs

The Company complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

Redeemable Ordinary Shares

All of the 4,000,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or shareholder approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it allow redemption of Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Further, the Lead Investor holding 1,000,000 Public Units (which includes 1,000,000 shares), agreed to hold 1,000,000 common shares through the consummation of an initial Business Combination, vote such shares in favor of such proposed initial Business Combination and not seek redemption of such common shares. Accordingly, at December 31, 2016 and March 31, 2016, 3,000,000 of the 4,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Delaware as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

E-compass was incorporated under the Companies Law (2013 Revision) of the Cayman Islands and exempted from Cayman Islands taxes.

Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, adjusted to include any dilutive effect from ordinary share equivalents. In the periods where losses are reported, there were no dilutive effect from ordinary share equivalents. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share for the three months ended December 31, 2016 and 2015, and for the nine months ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Public Offering

On August 18, 2015, E-compass sold 4,000,000 units at a price of $10.00 per Public Unit in the Public Offering. Each Public Unit consisted of one ordinary share of E-compass, $0.0001 par value per share, and one Right. Each Right entitled the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an initial Business Combination (see Note 1). In addition, E-compass granted Cantor Fitzgerald& Co., the underwriter of the Public Offering, a 45-day option to purchase up to 600,000 Public Units solely to cover over-allotments, if any. On October 2, 2015, the over-allotment expired unexercised.

If the Company did not complete its Business Combination by February 18, 2017, the Rights would have expired worthless. Since the Company was not required to net cash settle the Rights and the Rights were exercisable upon the consummation of an initial Business Combination, management determined that the Rights are classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The value of the Public Shares and Rights are based on the offering price paid by investors.

E-compass paid an upfront underwriting discount of $1,200,000 (3.0%) of the offering price to the underwriter at the closing of the Public Offering. In addition, the Company is committed to pay the deferred discount in the amount of $600,000 to the underwriter upon consummation of the Company’s Business Combination (See Note 6). Such underwriting discount was accounted for as offering costs and charged to shareholders’ equity upon the completion of the Public Offering.

The Company also sold to the underwriter and/or its designees, at the time of the closing of the Public Offering, for an aggregate of $100.00, an option (“Unit Purchase Option” or “UPO”) to purchase 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of August 12, 2016 and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of the effective date (August 12, 2020) at a price per Unit equal to $10.00. Accordingly, after the Business Combination, the purchase option will be to purchase 330,000 ordinary shares (which includes 30,000 ordinary shares to be issued for the rights included in the units). The Units issuable upon exercise of this option are identical to the Public Units in the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of a $100.00 cash payment, as an expense of the Offering resulting in a charge of approximately $561,000 directly to shareholders’ equity.

Accounting for UPO

The Company has accounted for the fair value of the UPO, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of the UPO is approximately $561,000 (or $1.87 per unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 15%, (2) risk-free interest rate of 1.60% and (3) expected life of five years. The UPO will be exercised on a “cashless” basis, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the UPO and the underlying Rights and the market price of the Units and underlying ordinary shares) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO, the UPO will expire worthless.

The Company granted to the holders of the UPO demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the UPO, including securities directly and indirectly issuable upon exercise of the UPO.

Note 4 — Related Party Transactions

Notes Payable to Initial Shareholder

E-compass issued a $115,000 principal amount unsecured promissory note to Lodestar Investment Holdings I LLC, an affiliate of its Chief Executive Officer, on October 31, 2014. In April 2015, Lodestar Investment Holdings I LLC loaned E-compass an additional $50,000. The notes were non-interest bearing and payable on the earlier of (i) October 31, 2015, (ii) the consummation of the Public Offering or (iii) the date on which the Company determines not to proceed with the Public Offering. Due to the short-term nature of the notes, the fair value of the notes approximates the carrying amount. The notes were repaid on August 26, 2015.

Private Placement

Upon the closing of the Public Offering, Lodestar Investment Holdings I LLC purchased 310,000 Private Units at $10.00 per unit (for an aggregate purchase price of $3,100,000) from E-compass. All of the proceeds received from the sale of the Private Units have been placed in the Trust Account. The Private Units were identical to the Public Units, except that the holder agreed (i) to vote the ordinary shares included therein in favor of any proposed Business Combination, (ii) not to propose, or vote in favor of, an amendment to E-compass’s amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless E-compass offers dissenting holders the right to get their pro rata portion of the Trust Account, (iii) not to redeem any ordinary shares included therein into the right to receive cash for the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination and (iv) that the ordinary shares included therein shall not participate in any liquidating distribution upon winding up if a Business Combination was not consummated. Additionally, the holder has agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of the initial Business Combination.

Expense Advance Agreement

All expenses incurred by the Company prior to an initial Business Combination were payable only from the net proceeds of the Public Offering and related private placements not held in the Trust Account.

Thus, in order to meet the Company’s working capital needs following the consummation of the Public Offering if the funds not held in the Trust Account and interest earned on the funds held in the Trust Account available to the Company are insufficient, the Company’s officers, directors or Initial Shareholders or their respective affiliates were permitted to, but were not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $500,000 of the notes may, at the lender’s discretion, be redeemed upon consummation of an initial Business Combination into Working Capital Units at a price of $10.00 per unit. The Company’s directors and shareholders have approved the issuance of the Working Capital Units upon redemption of such notes, to the extent the holder wishes to so redeem them at the time of the consummation of an initial Business Combination. If the Company did not complete an initial Business Combination, the loans would only be repaid with funds not held in the Trust Account, to the extent available.

Note 5 – Cash and Investment held in Trust Account

As of December 31, 2016, investment securities in the Company’s Trust Account were $40,802,659 in money market fund. The Company classified its investment in money market fund as cash equivalents based on its short-term nature in accordance with FASB ASC 305 “Cash and Cash Equivalents”. As of March 31, 2016, investment securities in the Company’s Trust Account consisted of $762 in cash and $40,850,342 in United States Treasury Bills matured on May 26, 2016 with a cost basis of $40,815,239. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying value, gross unrealized holding gain (loss) and fair value of held to maturity securities on December 31, 2016 and March 31, 2016 are as follows:

	Carrying Value as of December 31, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of December 31, 2016

Cash equivalents:
Government money market fund	$40,802,659	$-	$40,802,659

	Carrying Value as of March 31, 2016	Gross Unrealized / Unrecognized Holding Gain (Loss)	Fair Value as of March 31, 2016

Held-to-maturity:
U.S. Treasury Securities	$40,850,342	$11,484	$40,861,826

Note 6 — Commitments

Deferred Underwriter Fees

On January 31, 2017, the Company and Cantor Fitzgerald & Co. agreed to reduce the deferred underwriting compensation from $600,000 to $550,000. The Company paid $500,000 to the underwriter upon the Company’s consummation of the Business Combination on February 10, 2017 (see Note 8).

Registration Rights

The Initial Shareholders and the holder of the Private Units (or underlying ordinary shares) will be entitled to registration rights with respect to the initial shares, the Private Units and any Working Capital Units issued (or underlying ordinary shares) pursuant to an agreement signed on the effective date of the Public Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units and Working Capital Units (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 — Shareholders’ Equity

Preferred Shares

As of December 31, 2016, the Company was authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2016 and March 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

As of December 31, 2016, the Company was authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2016 and March 31, 2016, there were 2,310,000 shares of common stock issued and outstanding (which includes the 1,000,000 shares the Lead Investor agreed not to redeem), excluding 3,000,000 issued and outstanding shares subject to possible redemption, respectively.

In connection with the organization of the Company, a total of 1,150,000 of the Company’s ordinary shares were sold to the Initial Shareholders at a price of approximately $0.02 per share for an aggregate of $25,000. 150,000 shares of the 1,150,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the Company’s Initial Shareholders will own 20% of the issued and outstanding ordinary shares after the Public Offering, excluding ordinary shares included in the Private Units. On October 2, 2015, the overallotment expired without any of the balance being exercised. As a result, 150,000 shares have been forfeited.

All of these shares were placed into an escrow account on the effective date of the Public Offering. Subject to certain limited exceptions, these shares will not be released from escrow until with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the ordinary shares exceeds $13.00 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the shares, one year after the date of the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Share Transfer of Insider Shares

Jianming Hao has served as the Company’s special advisor. On December 28, 2015, in exchange for Mr. Hao agreeing to serve as a special advisor and assisting the Company in consummating an initial Business Combination, two insiders (Richard Xu and Chen Liu, each an Initial Shareholder) transferred an aggregate of 466,667 insider shares to an affiliate of Mr. Hao for the same per-share price originally paid by the insiders for such shares (approximately $0.02 per share).

Based on ASC 505-50-30-6, the value for nonemployee share issuances in exchange for service should be determined based on either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. The shares were granted (effective on December 28, 2015) and are nonforfeitable. Based on ASC 505-50-25-7 and 505-50-30-15 (measurement date), the Company recognized $2,277,777 of fair value for the shares when they were paid to Mr. Hao as general and administrative expenses with a corresponding increase in additional paid-in capital. The fair value of the shares transferred was approximately $4.88 per share using Monte Carlo Simulation model. The fair value of the shares transferred is estimated as of the payment date using the following assumptions: (1) probability-weighted discount for lack of marketability of 38.68% and (2) dilution discount of 20%.

The insider shares are identical to the ordinary shares included in the units being sold in the Public Offering. However, E-compass’s initial shareholders have agreed, pursuant to written agreements with E-compass, (A) to vote their insider shares and any public shares acquired in or after this offering in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to E-compass’s amended and restated memorandum and articles of association with respect to E-compass’s pre-business combination activities prior to the consummation of such a business combination unless E-compass provides dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares (including the insider shares) for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, E-compass’s initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of E-compass’s ordinary shares equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to E-compass’s initial business combination, E-compass consummates a liquidation, merger, stock exchange or other similar transaction which results in all of E-compass’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Note 8 — Subsequent Events

On February 10, 2017, the Company closed the business combination with NYM by paying the shareholders of NYM an aggregate of 1) $5 million in cash, and 2) 12,000,000 shares of the Company’s common stock (see Note 1). In connection with the closing, holders of 1,937,967 of the Company’s common stock elected to redeem their shares and the Company paid $20,154,857 in connection with such redemption. Immediately after the closing, the Company repurchased 1,500,000 shares of the Company’s common stocks at a price of $10.00 per share. Simultaneously, 4,310,010 iFresh Rights (see Note 1) automatically converted into 431,000 shares of the Company’s ordinary shares.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to iFresh Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh”) is a Delaware company incorporated in July 2016 in order to reincorporate E-compass Acquisition Corp. (“E-compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc. E-compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. NYM currently has eight retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,940,000 purchases in its stores in the fiscal year ended March 31, 2016. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

We are filing this Quarterly Report on Form 10-Q as a successor to E-compass.

Recent Developments

On July 25, 2016, iFresh entered into a merger agreement (the “Merger Agreement”) with, E-compass Acquisition Corp., a Cayman Islands company, iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM, the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger, on February 10, 2017, E-compass merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. At the time of the Redomestication, each E-compass ordinary share was converted into one share of common stock of iFresh and each E-compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh Common Stock on the consummation of the Business Combination. In connection with the Redomestication, E-compass ceased to exist and iFresh is the surviving corporation.

At closing on February 10, 2017, iFresh issued NYM’s stockholders an aggregate of: (i) $5 million in cash, plus, (ii) 12,000,000 shares of our common stock. In addition, iFresh executed an option agreement to acquire up to an additional four supermarkets prior to March 31, 2017 for aggregate consideration of $10 million in cash. In connection with the closing, holders of 1,937,967 of E-compass’s ordinary shares elected to redeem their shares and the Company paid $20,154,857 in connection with such redemption.

Results of Operations

The entire activity of the Company from inception through August 18, 2015 was in preparation for its Public Offering, which was consummated on August 18, 2015. Since the offering through February 10, 2017, The Company’s activities were been limited to the evaluation of business combination candidates, and it did not generate any operating revenues until the closing of the transactions contemplated by the Merger Agreement.

For the three months ended December 31, 2016, the Company had net losses of $165,780 which consist of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account was $31,407. General and administrative expenses were $197,187. For the three months ended December 31, 2015, the Company had net losses of $2,366,264, consisting of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account was $15,012. General and administrative expenses were $2,381,276, of which $2,277,777 was incurred from fair value of the shares transferred from initial shareholders to a special advisor.

For the nine months ended December 31, 2016, the Company had net losses of $356,855, which consist of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account is $109,555. General and administrative expenses were $466,410. For the nine months ended December 31, 2015, the Company had net losses of $2,384,200, consisting of formation and operating costs partially offset by other income generated from the Trust Account. The other income generated from trust account was $19,160. General and administrative expenses were $2,403,360, of which $2,277,777 was incurred from fair value of the shares transferred from initial shareholders to a special advisor.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash of $51,052 outside of its trust account, $50,250 of prepaid expenses and $22,490 of accrued liabilities. In addition, the Company had $40,802,659 in restricted cash equivalents in its trust account. At closing on February 10, 2017, the Company had $40,813,027 and used it to pay (1) $20,154,857 to converting stockholders for the share redemption, (2) $5,000,000 as cash consideration to acquire NYM, (3) $15,000,000 to repurchase shares of our common stock from Handy Global Limited, (4) $658,170 of closing expenses, including deferred underwriting commission, legal fees, accounting fees and others. NYM’s operations will be the operations of iFresh following the transactions and we anticipate that cash on hand and cash generated from NYM’s operations will be sufficient to allow us to operate for at least the next twelve months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company established a policy during the fiscal quarter ended December 31, 2016 that management will consult accounting expert for accounting treatment for any significant transactions related to related parties, equity, financing, acquisition, and etc. to ensure the internal control on financial reporting on these transactions.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 18, 2015, E-compass consummated its IPO of 4,000,000 units. Each unit consisted of one ordinary share and one right to receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the lead managing underwriter of the IPO. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-204054). The Securities and Exchange Commission declared the registration statement effective on August 12, 2015.

Simultaneous with the consummation of the IPO, E-compass consummated a Private Placement of 310,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $3,100,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the public offering, except the warrants included in the Private Units are non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered ordinary shares if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the IPO and Private Placement, $40,800,000 was placed in trust.

We paid a total of $1,200,000 in underwriting discounts and commissions and $525,639 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iFresh Inc.

By:	/s/ Long Deng
Long Deng
Executive Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Peiling He
Peiling He
Chief Financial Officer (Principal financial and accounting officer)

Date: February 14, 2017

