Form 10-K
period 2017-03-31
iFresh Inc
filed 2017-06-29
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 001-38013

iFresh Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	82-066764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-39 54th Avenue
Long Island City, NY

(Address of principal executive offices)

(718) 628 6200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.0001 Per Share	NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐  No  ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the 2,466,667 voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $25,135,337 as of September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the Registrant’s common stock on such date of $10.17 per share.

There were a total of 14,123,032 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of June 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to iFresh, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-K; and any statements or assumptions underlying any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

●	“we,”“us,”“iFresh,” “the Company” or “our Company” are references to iFresh Inc. and its subsidiaries;

●	“U.S. dollar,”“$” and “US$” are a reference to the legal currency of the United States;

●	“SEC” is a reference to the United States Securities and Exchange Commission;

●	“Securities Act” is a reference to Securities Act of 1933, as amended; and

●	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

PART I

ITEM 1 Business

We were formerly a special purpose company incorporated under the laws of the Cayman Islands on September 23, 2014 under the name E-Compass Acquisition Corp. (“E-Compass”) in order to serve as a vehicle for the acquisition of an operating business in the e-commerce and consumer retail industry. On February 10, 2017, pursuant to the terms of a merger agreement, dated as of July 25, 2016 (the “Merger Agreement”), through a series of transactions, we merged with our wholly owned subsidiary to reincorporate into Delaware and then acquired NYM Holding, Inc.(“NYM”), and as a result, NYM became our direct wholly-owned subsidiary (the “Transactions”). As a result of the Transactions, as of immediately after the Transactions, the former stockholders of NYM own approximately 83.9% of our outstanding common stock and the former stockholders of E-Compass own the remaining 16.1%.

The Merger Agreement is described more fully in the sections entitled “The Business Combination Proposal” and “The Acquisition Agreement” beginning at pages 38 and 60, respectively, of the final prospectus contained in the Registration Statement on Form S-4 and definitive proxy statement (the “Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “Commission”) on December 16, 2016 by iFresh and E-Compass, and such description is incorporated herein by reference.

Upon the closing of the Transactions, E-Compass’s common stock, rights and units ceased trading and our common stock began trading on the NASDAQ Capital Market under the symbol “IFMK”.

Overview and History

iFresh, through its wholly owned subsidiary, NYM, is a fast growing Asian/Chinese grocery supermarket chain in the North Eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, it has targeted the Chinese and other Asian populations (collectively, the “Asian Americans”) in the U.S. with a deep cultural understanding of its consumers’ unique consumption habits. iFresh currently has eight retail supermarkets across New York, Massachusetts and Florida, with over 6,862,000 sales transactions in the fiscal year ended March 31, 2017. In addition to retail supermarkets, iFresh operates two in-house wholesale businesses, Strong America Inc. (“Strong America”) and New York Mart Group (“NYMG”), that offer more than 6,000 wholesale products and service to iFresh retail supermarkets and over 1,000 external customers including wholesale stores, retail supermarkets and restaurants. iFresh has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of popular vegetables, fruits and seafood. iFresh’s wholesale businesses and long term relationships with various farms insulate iFresh from supply interruptions, allowing it remain competitive even during difficult markets.

Based on management’s cultural understanding of the Asian American market, iFresh aims to satisfy the increasing demands of Asian Americans, whose purchasing power has been growing rapidly, for fresh and unique produce, seafood and other groceries that are not found in mainstream supermarkets, such as produce like Shanghai baby bok choy, snap bean, winter gourd, baby Chinese kale, longyan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese special groceries like soy sauce, sesame oil, oyster sauce, bean paste, Sriracha, tofu, noodles and dried mushroom. With an in-house logistics team and strong relationships with farms, iFresh is capable of offering high quality specialty perishables at competitive prices. Specialty produce, live seafood and other perishables constituted 60.2% of iFresh’s total sales during the fiscal year ended March 31, 2017.

iFresh’s business began as Strong America, a wholesale business founded in 1995 in Long Island City, New York. Strong America imported food and groceries from China and other East Asian countries and sold them to various types of retailers in the New York area. Witnessing the rapid growth of Chinese immigrants and the potential of this niche market, iFresh opened its first retail supermarket in Chinatown in downtown Manhattan in August 2001. From 2001 to 2014, iFresh expanded steadily, hired a bilingual team that grew into midlevel managers, and reshaped itself into a retail supermarket chain featuring exotic Asian food and other items. Since 2001, iFresh opened five stores in Brooklyn, Flushing, Elmhurst and Manhattan’s Chinatown, where the Asian and Chinese population is highly concentrated. In 2009, iFresh acquired Ming’s supermarket in Boston, Massachusetts. Observing that the Chinese and Asian population was growing quickly in Florida, iFresh opened its first store in Sunrise, Florida in 2012. In 2013, it acquired Zen Supermarket in Quincy, Massachusetts to better cater to the growing demand in the Greater Boston Area.

iFresh currently operates eight retail super markets and two wholesales facilities. iFresh plans to strategically expand along the I-95 corridor and eventually operate super markets in all states on the east coast.

iFresh believes that the following characteristics of its business shapes its leadership and success in its industry:

●	iFresh provides unique products to meet the demands of the Asian American Market;

●	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;

●	iFresh maintains an in-house cooling system with unique hibernation technology that is has developed over 20 years to preserve perishables, especially produce and seafood;

●	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors; and

●	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $130.9 million and $131.2 million for the years ended March 31, 2017 and 2016, respectively. iFresh’s net income was $1.6 million for the year ended March 31, 2017, a decrease of $2.0 million, or 57.4%, from $3.6 million for the year ended March 31, 2016. Adjusted EBITDA was $6.2 million for the year ended March 31, 2017, a decrease of $2.2 million, or 25.7%, from $8.4 million for the year ended March 31, 2016. For additional information on Adjusted EBITDA, See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 35.

In terms of sales by category, perishables, including vegetables, seafood, meat, fruit and hot food (collectively, the “Perishables”), constituted approximately 64% of iFresh’s total annual sales during the fiscal year 2017. Within this category, vegetables and seafood constituted 37.3% of overall annual sales and 58.6% of the sales attributed to Perishables.

The table and graph below depicts sales of iFresh by category of iFresh for the fiscal year ended March 31, 2017:

Figure 1 Sales by Category

Industry and Market Analysis

Grocery Shopping Habits of Target Market

Buy Fresh — Asian Americans, of which Chinese Americans constitute a significant percentage, typically purchase fresh, perishable food, according to Nielsen’s Asian-American Consumer 2015 Report1. Unique cooking styles of Asian Americans, such as steaming, wokking and shared hot-pot cooking, require fresh ingredients not commonly found in the U.S. Asian Americans purchase Perishables that are all over-index compared with that of general U.S. population. For example, Asian Americans purchase fresh seafood 50% more frequently than the general market and spend 147% more on the category than non-Asian Americans in the total U.S. population. Asian Americans purchase fresh vegetables 26% more frequently than non-Asian American consumers and spend 62% more than the total U.S. population. Additionally, Asian Americans purchase fresh fruit 11% more frequently than non-Asian Americans and spend 27% more than the total U.S. population. Consistent with the foregoing, iFresh’s fresh seafood, fresh vegetables and fresh fruit in the aggregate contributed 38% to iFresh’s total sale as of March 31, 2017.

Table 1 Asian-American Consumption of Perishables2

Asian-American Fresh Category Consumption (Index vs. Total Population of 100)	$ Volume Index	Purchasing Frequency Index
Fresh Fruits	127	111
Fresh Meats	106	103
Prepared Foods	143	115
Takeout	121	102
Fresh Vegetables	162	126
Fresh Poultry	108	103
Fresh Seafood	247	150

1       Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company.

2       Id. at 10.

Unique Species and Cuisines — Asian cuisines incorporate many Perishables that are hard to find in traditional U.S. supermarkets. Many cuisines require vegetables not commonly planted in the U.S. or meat not widely used by mass market consumers. The following two examples illustrate the uniqueness in food species and in Asian cuisines:

Example 1: Unique vegetables species

Vegetables make up the bulk of daily consumption by Asian Americans. Asian American consumers usually buy a variety of vegetables in large quantities. More importantly, Asian American consumers use unique vegetable species such as bitter melons, Chinese yams, vine spinaches, Chinese cabbages and winter melon. Asian Americans therefore value supermarkets that provide fresh vegetable offerings at affordable prices.

Example 2: Unique fish species and cooking styles

Asian American consumers consume fish not commonly sold in mainstream supermarkets. Unlike many mainstream supermarkets, iFresh offers consumers live fish in fish tanks and has fish experts readily available to provide fish cleaning services free of charge.

In addition, Asian American consumers use many more parts of the fish than do non-Asian American consumers. For example, fish head soup and fish tail soup are two popular dishes that require only the fish head or fish tail as ingredients. Asian Americans also buy live fish and ask fish experts to cut them in thin slices as an ingredient of boiled fish in hot sauce or fish hot pot. iFresh organizes the seafood section according to the needs of its customers, which iFresh believes not only attracts customers, but effectively boosts sales of seafood.

Fish Slices
Tail Soup
Head Soup
Unique Fish Species
Variety Cooking Styles
Whole Fish

In addition to vegetables and fish, Asian Americans look for the following additional specialty products:

Fruits — Mainstream supermarkets rarely have pitaya, longyan, lychee and star fruit available. Such unavailability motivates Asian Americans to shop at Chinese and Asian grocery stores on a regular basis to purchase such specialty fruits.

Meat — Mainstream supermarkets generally offer meats in cuts such as cubes, steaks, slices and ribs. However, such supermarkets rarely offer super-thinly sliced hot-pot meat, organ meat or chicken feet. Chinese and Asian cuisines use various kinds of meat for different purposes. Asian specialty supermarkets such as iFresh understand such Asian cuisines and dietary needs, and fill the market gap in offering hot-pot meat, organ meat, chicken feet and other rare cuts of meat on a regular basis.

Snacks, Seasonings and Other — Asian specialty supermarkets offer various snacks, seasonings, cooking utensils and other items not generally found in mainstream U.S. supermarkets. Chinese and Asian seasonings and spices include peanut oil, cooking wine, vinegars, dark soy source, black bean sauce, pepper oil and chilly oil. More specifically, some seasoning or spice can include sub-types, each of which has its own target customers. For example, people from the north and south part of China usually shop for different type of vinegars.

Consequently, we believe that the uniqueness in the shopping habits of iFresh’s target customers evidences the importance of Asian American specialty supermarkets such as iFresh. iFresh’s understanding of Asian American culture and eating habits fill a market gap and distinguishes Asian supermarkets from mainstream competitors.

Growth Potential and Features of Asian/Chinese Americans

Fast growing population — According to the Nielsen Asian American 2015 Report, the Asian-American population grew 46% from 2002 to 20.3 million people as of 2014. Beginning in 2013, China replaced Mexico as the number one country for recent immigration.3 According to the U.S. census bureau, as of 2014, the Chinese population was the largest Asian group in the United States with a population of 4.52 million people, almost 1 million over the Asian-Indian population and accounts for 21.4% of the total Asian-American population4. We believe Chinese Americans will be an increasingly significant part of the multicultural majority U.S. population.

Fast growing purchasing power — The Nielsen report points that Asian-American population is not only the fastest growing population demographic in the U.S., but the Asian American demographic is the demographic with the largest percentage increase in buying power. The buying power of Asian-Americans was $770 billion in 2014 and is estimated to increase to $1 trillion by 2018.5 In terms of household income for Chinese Americans, they recorded a median household income of $67,396,6 which was 31% higher than the U.S. national average of $53,2507, possibly due to their high education level and cultural emphasis on education. With respect to shopping habits, Asian-Americans are 31% more likely than non-Asian Americans to spend more than $200 a week at the grocery store8, and spend 19% more on food than general market consumers.9

Online prone — According to the Nielsen report, the Asian-American population is young, tech savvy and frequently shops online. Asian Americans visit digital stores 37% more frequently and spend 22% more monthly than their non-Hispanic white peers.10 We believe that Asian Americans’ avid use and adoption of technology illustrates the importance of an online platform, social Media and mobile apps when promoting brand to this specific customer group.

Concentrated but on the move — Asian and Chinese Americans are most highly concentrated in west and east coast metropolitan areas, but as the need for a highly educated high-technology workforce increases, suburbs with better work and living environments and schools are attracting a large numbers of skilled Asian-Americans which encourages “ethnoburbs” of various scales nationwide dominated by non-white ethnic groups.

Current Industry Landscape

Highly Fragmented and unsophisticated competitors — We consider the markets we participate in to be highly fragmented. There is no recognized industry leader nationwide. Most market participants are small players with a single store run by family members catering to the local market11, meaning that the bulk of competitors are unsophisticated. Because of this, iFresh believes that most of its competitors are unable to take advantage of economies of scale, modern management, in-house wholesales facilities and logistics which distinguishes iFresh from its competitive peers. Currently a leader on the east coast, iFresh is setting its short term goal to achieve the scale of HMart, the Korean specialty grocery chain operating 51 stores with over $1.5 billion annual revenue as of 2015. The reality of low market concentration and unsophisticated competitors gives iFresh the opportunity to consolidate the market and cement its dominant market position.

3       P6, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

4       US Census Bureau, 2010 – 2014 American Community Survey, 1 year estimates

5       P7, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

6       P39, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

7       P33, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

8       P13, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

9       P8, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

10       P24, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

11       P19 IBISWorld Industry Report OD4333: Ethnic Supermarkets, by Andrew Alvarez, November 2015

Unsatisfied Customers — As previously mentioned, there are an increasing number of younger Chinese that choose to reside out of traditional Chinese communities for better working, educational and environmental opportunities. However, large-scale comprehensive Chinese groceries tend to exist only in Chinatowns. The weekly shopping for this group of Asian Americans involves either long distance travel or a compromise at local small grocery stores with limited selections and high prices. iFresh will try to meet their demand as well as reshape the market by increasing the number of stores and via its online-shopping initiatives.

Limited Vendors — Many of the products that stock iFresh’s shelves can rarely be sourced from the typical U.S. vendors. Most vendors of U.S. Chinese and Asian supermarkets are individually owned and small in size. Securing a sufficient and stable supply of core perishables, therefore, is a recognized challenge in this niche market. Observing the challenge and through years of effort, iFresh has established long-standing relationships with several large farms. We believe that the relationships with these farms is symbiotic — on one hand, cooperative farms provide iFresh with priority when supplying core produce popular with Asian American customers; on the other hand, iFresh communicates the latest market trends and customer preference to cooperating farms, ensuring the farms’ produce selection and activities closely target the market demand.

Fast Growing Market — The growing population and increasing purchasing power cultivate a promising market prospect in good momentum. According to The US Census Bureau — American Community Survey 2011 – 2015, Chinese population had a growth rate of 17.43% from 2011 to 2015, far beyond the 3.07% growth rate of US population and even the 8.77% Hispanic population growth rate. New York, New Jersey, Pennsylvania, Florida and Maryland alone have a total Chinese population of 1,139136, making up more than 27.56% of total Chinese American population nationwide.

In sum, we see a great opportunity for market consolidation and significant potential for improvement in this market. We believe iFresh has all the right ingredients to address the current market imperfections and we are ready to catch the wave to make iFresh a national leader in the niche market.

iFresh’s Business Model

iFresh’s business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. iFresh has its own wholesale businesses, Strong America and New York Mart Group (“NYMG”), which supply 31% of the items sold in its retail supermarkets with seven self-owned brands, including Family Elephant, Feiyan and Green Acre, and an exclusive distributorship for nine famous foreign brands such as Shuang Deng, A-Sha, Bai Lu and Gu Yue Long Shan. For many years, iFresh has worked with farms that mainly grow Chinese specialty vegetables and fruits and supply the most popular yet hard-to-source vegetables and fruits directly to iFresh supermarkets and maintains long-term and stable relationships with them. iFresh centralizes purchases through one of its wholesale facilities by making quarterly purchase plans and placing weekly order with farms. The long-term relationships with farms and the central purchase management system secure its supply of the most popular vegetables and fruits, even though iFresh doesn’t have any long-term contractual relationships with its farm suppliers. Working with its vendors, iFresh can respond to market trends to avoid supply interruption in high seasons. iFresh has a diversified vendor base and has established sustainable relationships during its 20-year history in this niche market sector.

iFresh’s two wholesale businesses, Strong America and NYMG, collectively provide more than 6,000 wholesale products and services to iFresh’s retail supermarkets and over 1,000 external customers throughout the United States. Such external customers include, but are not limited to, wholesale stores, retail supermarkets and restaurants. The two wholesale arms have distinct focuses: Strong America mainly provides grocery products and services to iFresh retail store and external supermarkets, while NYMG focuses on supplying fresh perishable items to retail supermarkets. Strong America owns the nine exclusive distributorship rights and iFresh’s ten self-owned brands. Strong America acquired its self-owned brands from third parties and integrated them into its wholesale catalog. The ten self-owned brands cover rice, noodles, seasonings (including Chinese spices), frozen vegetables, frozen seafood, and frozen dumplings, which are all popular daily staples for Chinese and other Asian consumers in the United States. Strong America imports over 2,000 items from all over Asia, with products from mainland China, Thailand and Taiwan making up 95% of its total imports. NYMG serves as an important connection to farms in New Jersey and Florida, which ensures reliable supplies of popular vegetables, fruits and seafood to iFresh’s retail stores. The two in-house wholesale arms of iFresh not only secure the supply of products for iFresh’s retail business, but also offer significant synergies in iFresh’s operations.

Produce and groceries are delivered to iFresh supermarkets in New York, Massachusetts and Florida on a daily basis from iFresh’s wholesale facilities, farm partners and external vendors as directed by iFresh’s in-house logistics system. iFresh has an 80,000 square foot warehouse in Long Island City, New York, which serves as its regional distribution center for imported and frozen products. For live seafood or produce, the in-house logistics team uses hibernation technology and the cold-chain network to best ensure freshness from farm to shelf.

With 8 retail supermarkets in New York, Massachusetts and Florida, mainly in Chinatowns or city centers, and average store sizes over 10,000 square feet, iFresh has over 6.8 million annual sales transactions. At the same time, iFresh continues to reach out to the growing Asian American population living in suburban areas through its online shopping and delivery initiative. iFresh also has successfully exported live lobsters to China, which bears the potential to ignite the demand of a large market.

The graph below depicts iFresh’s business model and its vertically integrated structure:

Figure 2 Business Model of iFresh

iFresh’s Competitive Strengths

Well Recognized Brand in Niche Market

iFresh capitalizes on its established brand and reputation in the following respects:

i. Benefit from cost efficiency and economies of scale:

Unlike many of its direct competitors which are family-owned single stores, iFresh has 8 retail supermarkets. With larger supplies and strong sales, iFresh is often approached by third party vendors and capable of getting competitive prices for a wide range of items. This corporate structure coupled with its wholesale facilities further enables iFresh to best deploy its experienced staff to coordinate stock and to make most use of its infrastructure and distribution network.

ii. Strong negotiation power with vendors and competitors

iFresh is often approached by third party vendors and capable of getting competitive price due to its chain store structure and sustainably strong sale performance. iFresh’s two in-house wholesale facilities are influential in Chinese and Asian goods importing and wholesale industries. At least five of iFresh’s largest direct competitors are also its clients for imported goods, frozen seafood and other frozen products. Additionally, iFresh’s long-standing relationship with farms in New Jersey and Florida reduce its reliance on external vendors. We believe the iFresh brand, scale, in-house wholesale facilities and long-standing relationship with farm partners shaped its negotiation power with vendors and competitors.

iii. Developed Infrastructure

Unlike many of its competitors, iFresh has its own wholesale channel, Strong America, which has been in the business of importing and exporting Chinese and Asian specialty food and groceries for over 20 years. Apart from channel advantages, Strong America specializes in identifying products that are popular among Asian American consumers but rarely found in mainstream stores. Without multi-layer intermediates, iFresh retail supermarkets set such products at competitive prices, not only securing the supply of popular products, but boosting its operation profitability as well. Furthermore, for most commonly needed ingredients like rice, noodles, frozen Chinese and Asian convenience foods, imported snacks and Chinese and Asian seasonings and spices, Strong America established 7 self-owned brands and obtained the exclusive distributorship for 9 famous Chinese brands, as listed in Table 3 and Table 2, respectively. In addition, iFresh has built and maintained relationships with retailers of various sizes. In other words, iFresh’s advantages in market familiarity, established infrastructure, scale, sourcing management capability and well-recognized brand reputation shape a high barrier protecting it from immediate impact of new entrants.

Track Record in Operation and Expansion

i. Record of acquisitions in different locations

Since 2009, iFresh successfully acquired three stores, one in New York and two in Massachusetts. iFresh targeted stores in desirable locations, especially under-performers that iFresh could acquire at an advantageous cost. iFresh then utilized its well-developed in-house distribution networks, corporate infrastructure and long-term relationship with farm partners and third party vendors to boost performance. All three acquired stores realized enhanced and stabilized profit the first year after acquisition.

ii. Adoption of scalable small-box format

iFresh brands itself as a player in the specialty store sector and adopts the small-box format generally adopted in this sector. We believe the small-box format fits into iFresh’s business model and enables it to boost profitability from structural synergy and efficiency.

Compared with iFresh’s mainstream competitors whose average store size normally ranges from 40,000 — 60,000 square feet, the average store size of iFresh is approximately 19,000 square feet with average selling space of approximately 14,000 square feet. iFresh’s adoption of small-box model is rooted on its understanding that customers shop with iFresh mainly for unique produce, seafood and groceries that are difficult to find elsewhere. The small-box format forces iFresh to focus on products that cover the target customer’s unique needs. In addition, the small-box format ensures flexibility, makes it easier for iFresh to discontinue individual products and react quickly to market changes.

Strong Vendor Management

i. Capability to source globally

iFresh has global sourcing capability mainly through Strong America and NYMG. In the aggregate, Strong America and NYMG import over 2,000 items from all over Asia. The top three importing countries are China, Thailand and Taiwan, making up 95% of total imports. iFresh’s wholesale businesses together supply 23% of total goods, in which 6% are imported goods, sold in iFresh retail supermarkets at attractive prices.

Strong America is also the exclusive distributor of nine famous overseas brands, covering cooking wine, yellow wine, rice noodles, seasonings and spices and snacks. They are all famous daily food staple brands in China and are familiar to iFresh’s target customers. We believe that the exclusive distributorship strengthens iFresh brand and its negotiation power among current competitors, new market entrants and consumers. The table below lists the details of iFresh’s exclusive distributorship:

Table 2 Exclusive Distributorship

Company	Name	Trademark	Products	Exclusive Region
Strong America	ShuangDeng(1)		Cooking Wine	East America, Central and South America
Strong America	Gu Yue Long Shan(2)		Yellow Wine	North America
Strong America	Bai Lu(1)		Rice Noodles	East America, Central and South America
Strong America	Igagoe(3)		Soy Sauce	East America, Central and South America
Strong America	A-Sha(4)		Snacks, Noodles	The following states: Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia
Strong America	You Joy(5)		Seasonings and spices	East Coast of the U.S., Midwestern U.S. and Central and South America
Strong America	Hao Ren Jia(6)		Seasonings and spices	U.S. East Coast
Strong America	Da Hong Pao(6)		Seasonings and spices	U.S. East Coast
Strong America	Bei Da Huang(7)		Beans	U.S. East Coast

(1)	Strong America has an exclusive distribution agreement with Fujian International Trade Development Company, Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Shuang Deng” and “Bai Lu” for East America, Central America and South America for a period of five years from October 1, 2015 to September 30, 2020. The agreement can be renewed six months before expiration with the consent of both parties.
(2)	Strong America entered an exclusive distribution agreement with Zhejiang Gu Yue Long Shan Wine Co., Ltd. since January 1, 2015, which granted Strong America exclusive distribution rights for the products registered under the brand of “Gu Yue Long Shan” for North America. Under the consent of both parties, Strong America is currently the sole distributor of “Gu Yue Long Shan” within the North America Region.
(3)	Strong America entered into an exclusive distribution agreement with Igagoe Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brand of “Igagoe” for East America, Central America and South America for a period of five years from October 1, 2015 to December 31, 2019. The agreement can be renewed six months before expiration with consents of both parties.
(4)	Strong America has an exclusive distribution agreement with A-Sha Foods USA Co. Inc., which granted Strong America exclusive distribution rights for the products registered under the brand of “A-Sha” for the following states: Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia. Both parties entered the agreement September 8, 2016. As explicated in the agreement, the current term will end until November 7, 2017.
(5)	Strong America has an exclusive distribution agreement with Sichuan Youjia Foodstuffs Co., Ltd., which granted Strong America exclusive distribution right for the products registered under the brand of “You Joy” for the East Coast of the U.S., Midwestern U.S. and Central and South America for a period of five years, from January 1, 2015 till December 31, 2019. The agreement can be renewed six months before expiration with consents of both parties. Strong America agreed to make annual purchase of over RMB 2,200,000 under this agreement.
(6)	Strong America has an exclusive distribution agreement with Sichuan Teway Food Group Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Hao Ren Jia” and “Da Hong Pao” for the region of East Coast of America for a period of three years from July 1, 2014 to July 31, 2019. The agreement can be renewed six months before expiration with consents of both parties.
(7)	Strong America has an exclusive distribution agreement with Beidahuang (Dalian) Ouya International Trade Co., Ltd. (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Bei Da Huang” for the East Coast of America for a period of one year from August 1, 2016 to July 31, 2017.

ii. Self-owned brands for target customers at competitive prices

Since 2011, Strong America, one of iFresh’s wholesale facilities, established eight brands, covering items such as rice, noodles, Chinese spices and seasonings, frozen vegetables, frozen seafood, and frozen dumplings. They are all popular sellers because they are staples for iFresh’s target customers. iFresh believes that these self-owned brands enable it to enjoy competitive sourcing price, protect it from source and sale interruption, and enhance its negotiating power with existing competitors and new entrants. Also, iFresh Inc. registered its own name as the brand of the supermarket chain stores. The table below provides details regarding iFresh’s self-owned brands.

Table 3 Self-owned brands

Company	Name	Trademark	Products	Registration Number	Registered Time
Strong America	Family elephant		Rice and rice products	4839414	10/27/2015
Strong America	Feiyan		Chinese noodles, Chinese rice noodles, noodles vermicelli	3945424	4/12/2011
Strong America	Green Acre		Dried beans, dried fruit and vegetables, frozen vegetables	4933029	4/5/2016
Strong America	Golden Smell		Processed vegetables and fruits; Noodles, seasoning, edible oil and flavoring combined in unitary packages; Beauty beverages, namely, fruit juices and energy drinks	5035326	12/31/2015
Strong America	Redolent		Rice porridge, namely, congee	N/A	Pending
Strong America	ShuangDeng/ Double Lantern Brand		Cooking wine	N/A	Pending
Strong America	Seastar		Frozen seafood and frozen seafood products	N/A	Pending
Strong America	Huang Duan Xiang 1987		Rice noodles; Chinese rice noodles (bifun, uncooked)	N/A	Pending
iFresh Inc.	I FRESH		Supermarkets	N/A	Pending
iFresh Inc.	I FRESH		Supermarkets	N/A	Pending

Online Grocery Pioneer

To satisfy the needs of the growing suburban Chinese population, iFresh started its online shopping and delivery service in January 2016 and has achieved good growth momentum since then. In May 2016, iFresh launched its mobile App, NYMart, to further enhance the shopping experience for its customers. The online shopping and delivery service currently covers New York, New Jersey and Connecticut. The orders placed and sales have witnessed 7.9 times and 11.9 times growth, respectively, during its fifteen months of operation. With capital support and experienced personnel in place, iFresh believes that online shopping and delivery will be a crucial part in iFresh’s future growth strategy. iFresh’s online grocery initiative witnesses an accumulated transaction volume of 7,964 and accumulated sales of approximately $675,460 from its commencement of operation to March 31, 2017.

Proprietary and in-house Cold Chain System

Since Mr. Long Deng established Strong America in 1995, iFresh has strived to build a proprietary cold-chain logistics system which evolved with the expansion of iFresh. Based on years of experience, iFresh’s logistics team is now capable of delivering frozen goods to more than 20 states in the Eastern U.S. using its unique packing and temperature control technology.

Live Seafood — All live seafood is collected daily from wharfs or markets at midnight, and immediately distributed via in-house logistics to all retail supermarkets. For different species, iFresh maintains different water temperatures and oxygen density in its tanks and containers. Hibernation technology is widely used in the in-house cold-chain system for long distance distribution to best ensure freshness and quality. The hibernation technology even enables iFresh to deliver live lobsters to China with an over 95% survival rate.

Fruit & Vegetables — iFresh adopts different storage technologies based on characteristics of different fruits and vegetables, the knowledge only obtained from years of experience. All vegetables and fruits are delivered and sold on a daily basis, to lower worn rate, lower human cost and keep up the high quality.

Growth Strategy

Historical Growth strategy

iFresh grew via two major paths in the past 20-year operation: organic growth and acquisition. The vertically integrated network, steadily growing new stores and online shopping initiative constituted the 3 pillars for organic growth. As of acquisitions, iFresh was highly selective in its past acquisitions and had ensured its expansion path was coordinated with its infrastructure construction.

Acquisition Record — iFresh has strategically targeted only those locations compatible with its infrastructure.

iFresh was able to build its brand within the local Asian and Chinese community and quickly turned distressed stores into profitable assets despite different geographic locations and market conditions. Based on its understanding of the market, iFresh quickly identified the weakness of acquired stores and took specific actions. For example, prior to acquisition, Ming’s Supermarkets sold mainly imports from China, had high sourcing and operation costs and offered limited live seafood and produce. After taking it over, iFresh immediately increased its produce and live seafood offerings thanks to its in-house logistics system and partnership with farms. iFresh’s wholesale subsidiaries also enable iFresh to offer diversified selections, attracting customers not only from China, but from Korea, Japan, Thailand and other East and Southeast Asian countries. For the Brooklyn store, iFresh identified that high worn-out rate and lack of standardized operation hindered store profitability. After taking it over, iFresh started a 3-month personnel training course for live product management and equipment procedures, which led a significant reduction in wear-and-tear rate from 6% to 1% and an equivalent 5% increase in profitability. A performance related pay system and internal promotion was also introduced to and encouraged in the Brooklyn store to best stimulate staff performance in the store.

iFresh has a record of successful acquisitions. For example:

●	In 2009, iFresh acquired Ming’s Supermarket in Boston, Massachusetts and turned Ming’s Supermarket into a subsidiary retailer under iFresh management. The initial acquisition investment and renovation cost was about $2.7 million. NYM increased sales from $8.2 million to $17.0 million, or 107.3%, one year after the acquisition. For the year ended March 31, 2017, Ming’s Supermarket recorded net sales of $17.7 million and Adjusted EBITDA of $1.5 million.

●	In 2011, iFresh acquired a store in Brooklyn, New York and operates it as New York Mart 8th Ave, Inc (8th Ave). The initial investment was about $1.3 million. After one year under iFresh operation, the store’s annual sales increased from $11.0 million to 18.0 million, or 63.6%. For the year ended March 31, 2017, New York Mart 8th Ave, Inc. realized net sales of $18.5 million and Adjusted EBITDA of $1.0 million.

●	In 2013, iFresh acquired Zen Mkt Quincy, Inc. (“Zen”) in Quincy, Massachusetts. The acquisition and renovation cost was $0.7 million. Prior to the Acquisition, the store realized $3.0 million in sales per year and made no profit. After the acquisition, iFresh improved its annual sales and profitability. Zen’s sales and adjusted EBITDA for the year ended March 31, 2017 were $10.6 million and $0.8 million, respectively.

For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 31.

Stores Site Selection — For new stores, iFresh has an established procedure to select new stores sites. First, iFresh contacts local real estate brokers and appraisers for demographic reports for a group of locations it is interested in. After reading the reports carefully, it narrows down the alternatives for further study. Next, it interviews with a diverse selection of influential local groups, including but not limited to, local Chinese associations, Chinese schools and local WeChat12 groups, to better understand local preference in food and grocery shopping. After further narrowing down the alternative sites, the iFresh team visits the target sites and conducts a field survey on the distribution, density and purchasing preferences of the local Chinese community. The team then runs systematic comparisons through acquiring cost and return analysis and investment feasibility evaluation on target alternatives, and reaches a conclusion on where to open the new store.

Figure 3 Procedure of Store Site Selection

Future Growth Prospects

iFresh plans to continue its vertically-integrated model and cultivate future growth by opening new stores, acquisition and developing online business. Geographically, iFresh plans to first expand along I-95 corridor based on its established logistics system and industry leadership, and then gradually go nationwide. For new stores, iFresh has already been approached by or has approached some targets for the purpose of possible acquisitions. Although it has no definitive agreements in place, iFresh has a detailed expansion plan in place. The current logistics network will also be coordinated to cover the new stores in the most efficient and economical way. In addition, iFresh stores in new locations will serve as distribution centers for its online shopping and delivery services to capture the growing Chinese population in large suburban areas.

12       WeChat is a popular social media among Chinese speaking communities.

Figure 4 Future Expansion Plan

iFresh will continue targeting stores averaging over 10,000 square feet. Based on its experience, iFresh expects that the average investment per store will be $2 million to $3.0 million and that the conversion period will be about 2 years, which means it will take about 2 years on average for newly acquired stores to enter into normal sales scale and profitability. In the aggregate, iFresh will need approximately $50 million of capital in addition to its cash flow in place for the year ended March 31, 2018 to fully execute the physical acquisitions, online platform development and new-store openings in the future.

Stores and Operation

iFresh offers well-assorted, high-quality and globally-sourced food products in its stores, with a special focus on perishable categories and hard-to-find products important to its target customers.

Store Layout

We believe that iFresh’s cultural advantage is unique in comparison with its mainstream peers. iFresh’s ability to identify, source, merchandise and market differentiated Asian and Chinese products that sharply meet the need of its target customers are critical to its success. Its centralized merchandising team rigorously rotates, updates and re-evaluates its existing merchandise offerings and regularly tests new products in retailing stores to excite its customers and to better understand customer preference. iFresh maintains a consistent flow of new products in its stores and keeps its product assortment fresh and relevant.

iFresh plans to use consistent decoration across all stores to emphasis iFresh’s brand and evoke a feeling of trustworthiness and consistent high-quality. It puts special focus on seafood and produce because their price and quality are key determining factors of Chinese or Asian customers’ shopping experience. Perishables in aggregate make up approximately 60% of store selling space on average. To optimize usage of available space, iFresh places popular items such as bok choy, lychee, longyan in most noticeable areas, and prices them competitively to attract customer traffic. The idea is to adopt a standardized product display with flexible arrangements customized to the shopping habits of local consumers.

iFresh has a significant focus on perishable product categories which include vegetables, seafood, fruit, meat and prepared foods. In fiscal year ended on March 31, 2017, the perishable categories contributed approximately 64% to iFresh’s total net sales, similar to 60.2% for the year ended March 31, 2016, in alignment with the space occupancy of perishables. The top three sales generators are vegetables, seafood and meat as shown in Table 4 below. iFresh’s focus on perishables came from its years of research and analysis of target customer’s shopping preferences. This also echoed well with conclusions given in Nielsen report that Asian and Chinese Americans prefer to buy fresh and shop for seafood and vegetables most often.

With respect to non-perishables, iFresh has over 6,600 grocery products on shelf ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. With a small-box format, iFresh is highly selective in its grocery offerings and is flexible enough to remove unprofitable or poor-selling items quickly. 95% of iFresh’s imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originated from east and south-east Asia. In fiscal year ended on March 31, 2017, the non-perishable grocery category contributed approximately 36% to iFresh’s total Net Sales and realized a markup of 29% on average for the year ended March 31, 2017.

The table below depicts the components of net sales and gross margin in detail as of March 31, 2017:

Table 4 Contribution of Categories

Category	Net Sales %	Markup %
Vegetables	21%	30%
Seafood	17%	21%
Meat	14%	29%
Fruit	10%	25%
Hot Food	3%	30%
Perishable Total/Average	64%	27%

Grocery	36%	29%

Management and sale of Perishables

Vegetables — All iFresh stores receive deliveries of vegetables every day and are required to sell out all vegetables on daily basis. iFresh discounts its vegetables after 7:00 p.m., which significantly lowers the storage cost and worn-and-torn rate and improves profitability. In addition, to lower the worn-out rate of green-leaf vegetables due to customer rummage, iFresh usually packs and sells such vegetables in bags. iFresh also displays and sells different kinds of vegetables according to their characteristics. For example, Chinese yams need to be displayed on wood shreds to keep them fresh, while winter melons are typically sold in pieces due to their large size.

Seafood — As an established procedure, in-house merchants of iFresh collect live seafood from wharfs and markets at midnight on a daily basis. The purchases are immediately distributed to all retailing stores via iFresh’s in-house cold chain systems in which hibernation technology keeps seafood alive and ensures their freshness and high-quality. iFresh discounts remaining stock after 7pm, to make space for new deliveries, reduce storage costs and maintain its standard for freshness and quality.

Meat— Since iFresh can sell more body parts of an animal than a mainstream grocery store, the sales it generates from a whole pig, chicken or cattle are much higher than that of mainstream groceries, which leads to higher margin in meat and meat products sales.

Fruit— Almost all of the iFresh’s unique fruit species are seasonal offerings and the quality and price are decisive to customer traffic during high season. Financially, the unique fruit species are sold at higher unit prices and generally offer higher profit margins. iFresh benefits from its long-standing relationship with farm vendors to stay competitive in high seasons and enjoy better sourcing price and higher profit margin from fruit sales.

Hot Food — Hot food options vary among iFresh’s different store locations. iFresh provides prepared Chinese cuisines which require specific cooking utensils and are thus not easily made at home by customers, such as Char Siu, qingtuan, roasted duck, roasted goose, as well as an assortment of dim sums. In addition, iFresh adjusts its hot food offerings periodically based on the responses from customers. As a commitment to freshness and quality, all prepared food in iFresh are made and sold on a daily basis. Leftovers are sold at a discount after 7:00 p.m.

Pricing Strategy

In general, iFresh’s pricing strategy is to provide premium products at reasonable prices. iFresh believes pricing should be based on the quality of products and the shopping experience rather than promotional pricing to drive sales. Its goal is to deliver a sense of value to and foster a relationship of trust with its target and loyal customers.

iFresh adopts different pricing strategies for different food categories. For best sellers such as seafood and core produce such as swimming shrimp and bok choy, iFresh prices competitively and aims to attract consumer traffic. For groceries and dry foods which are usually imported and have a long shelf life, iFresh prices at a premium (average markup of 40%). Due to changes in market conditions and seasonal supply, iFresh’s pricing for seafood and produce are more volatile when compared with other categories. Despite the effects of seasonality, iFresh is able to maintain competitive pricing even in high seasons thanks to its long-standing relationship with its farm partners.

Marketing and advertising

iFresh believes its unique offerings, competitive price of popular produce, and word-of–mouth are major drivers of store sales. Apart from word-of-mouth, iFresh advertises using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. iFresh also promotes its stores on its official website, uses an electronic newsletter, and/or inserts sales flyers in local Chinese newspapers or magazines on a monthly or weekly basis. iFresh’s online business is marketed mainly on its official website and on WeChat, the most widely-used mobile social app among Chinese immigrations. As of the fiscal years ended March 31, 2017and 2016, iFresh recognized $533,536 and $572,885 for marketing and advertising expenses, respectively. Overall, iFresh utilized a mixed marketing and advertising methods to enhance iFresh brand and sales, to regularly communicate with its target customers and to strengthen its ability to market new and differentiated products.

Store Staffing and Operations

iFresh adopts a systematic approach to support operations and the sustainable development of stores. The comprehensive support includes, but is not limited to, employee training and scheduling, store design, layout, product sourcing and inventory management systems, especially focusing on perishables. The support enables iFresh to lower worn-and-tear rate, to enhance operating margins and profit and to help build iFresh’s image of a Chinese supermarket chain committed to freshness and high-quality.

Each iFresh retail supermarket is operated with high autonomy. A store manager oversees the general operation and an assistant manager is also appointed to assist the supervision. To ensure expertise in management and high quality of offerings, department managers are also appointed by category at each store. The department managers in each store generally include a vegetable manager, a fruit manager, a seafood manager, a meat manager, a grocery manager and a hot food manager. Since a department manager shoulders the detailed management for the specific category he or she is in charge of, he or she is commonly experienced in this category or has been with iFresh for years and exhibited superior performance. As a group, the store manager and store department managers help to ensure the quality of iFresh’s offerings.

Competition

Food retail is a large and highly competitive industry, but we believe that the market participants in the Chinese supermarket industry, a niche market are highly fragmented and immature. Currently, iFresh faces competition from smaller or dispersed competitors focusing on the niche market of Chinese and other Asian consumers. However, with the rapid growth of the Chinese and other Asian population and their consumption power, other competitors may also begin operating in this niche market in the future. Those competitors include: (i) national conventional supermarkets, (ii) regional supermarkets, (iii) national superstores, (iv) alternative food retailers, (v) local foods stores, (vi) small specialty stores, and (vii) farmers’ markets.

The national and regional supermarket chains are experienced in operating multiple store locations, expansion management and have greater marketing or financial resources than iFresh does. Even though currently they offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. The local food stores and markets are small in size with a deep understanding of local preferences. Their lack of scale results in high risk and limited growth potential.

Trademarks and Other Intellectual Property

iFresh owns ten self-owned Trademarks: (i) Family Elephant; (ii) Feiyan; (iii) Green Acre; (iv) Golden Smell; (v) Redolent; (vi) Shuangdeng/Double Lantern Brand; (vii) SeaStar; (viii) Huang Duan Xiang 1987; (ix) I FRESH; and (x) I FRESH. The first four trademarks have been registered with the United Stated Patent and Trademark Office, the latter six were filed throughout 2015 and 2017 and are awaiting approval. iFresh’s self-owned trademarks cover rice and rice products and seasonings and spices, as well as assortment of noodles, frozen vegetables, frozen dumplings and frozen seafood. Trademarks are generally renewed for a 10-year period. We consider iFresh’s trademarks to be valuable assets that diversify customer’s value alternatives, a useful strategy to enhance profit margins and an important way to establish and protect iFresh brand in a competitive environment.

iFresh plans to acquire more brands or even develop NYM-branded products in the near future. iFresh will evaluate the acquisition opportunities on a case by case basis, considering the timing, impact to current products and the product quality. iFresh is not currently in any trademark disputes with any third party.

Insurance

iFresh uses insuranc to provide coverage for potential liability for worker’s compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. iFresh evaluates its insurance requirements on an ongoing basis to ensure it maintains adequate levels of coverage.

Properties

iFresh’s headquarters has been located in Long Island City since 1999. The head office is leased at current market rate from a real estate company in which our Chief Executive Officer, Long Deng, has a significant equity interest. The headquarter and the attached warehouse spaces are located in a desirable area in New York City’s up and coming Hunters Point neighborhood . The space can be easily rented to or sold to any third party if not used by us. All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases averaging approximately 11.9 years. Five of the ten current leases have remaining periods of at least 10 years; and the rest five current leases come with a renewal option ranging from 10 to 20 years. New York Mart Group rents 20,000 square feet of storage from third parties, while Strong America rents 60,000 square feet of storage from a real estate company in which Long Deng, iFresh’s Director, Chief Executive Officer and Chief Operating Officer, has a significant equity and control.

The list below details the information related to iFresh’s leases:

Table 5 iFresh’s leases

Store Name	Location	Gross Sq. Ft.	Lease Start	Lease End	Remaining Years	Renewal Options
New York Mart 8 Ave, Inc.	6023 8th Ave, Brooklyn, NY 11120	15,000	11/1/2011	10/31/2036	19	N/A
New York Mart Roosevelt Inc.	142-41 Roosevelt Ave, Flushing, NY 11354	18,000	6/8/2010	6/7/2040	22	10 years
New York Mart East Broadway Inc.	75 East Broadway, New York, NY 10002	7,500	12/28/2001	10/31/2024	7	5 years
New York Mart Mott St. Inc.	128 Mott Street, New York, NY 10013	12,000	11/1/2010	10/31/2025	8	10 years
New York Mart Ave U 2nd Inc.	17-21 Ave U, Brooklyn, NY 11229	14,000	5/31/2011	8/31/2028	11	N/A
Ming’s Supermarket Inc.	1102 Washington Street, Boston, MA 02118	23,356	1/1/2007	12/1/2026	9	10 years
Zen Mkt Quincy, Inc.	733 Hancock St. Quincy, MA 02170	10,000	3/1/2003	6/30/2023	6	10 years
New York Mart Sunrise Inc.	10101 Sunset Strop Sunrise, FL 33322	15,033	12/1/2010	11/30/2030	13	20 years
	Average	14,170			11.9
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	59,000	5/1/2016	4/30/2026	9	N/A
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	10,886	3/1/2017	9/30/2027	10	Auto renewal each year (unless 60 day notice)
New York Mart Group Inc.	55-01 2nd Street, Long Island City, NY 11101	20,000	3/1/2011	2/28/2021	4	N/A
New York Mart Group Inc.	2-39 54th Ave, Long Island City, NY 11101	14,048	3/1/2017	9/30/2027	10	5 years

Employees

As of March 31, 2017, we had approximately 480 employees, 435 of whom are full-time employees and the remaining 55 of whom work part-time. We have 60 employees who have worked for it for 10 years or more. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. iFresh regards its employee relations to be good.

Seasonality

As with other participants in the food retail industry, iFresh’s sales are affected by seasonality. First, weekly sales fluctuate throughout the year, with weekends generating more sales over weekdays. Weekends enable customers living further from iFresh’s stores to shop in iFresh’s stores.

iFresh also has higher sales in its third fiscal quarter when customers make holiday purchases. In contrast to conventional supermarkets, iFresh’s are not only affected by U.S. holidays, but by traditional Chinese holidays as well, such as the Spring Festival (in January or February), the Dragon Boat Festival (in June), and the Mid-Autumn Festival (in September or October). Each of the Chinese festivals features a specific traditional food which will bevery popular just prior to or at the holiday season. Therefore, iFresh observes not only a general sales increase but also a sharp sales increase for that traditional Chinese food related to the festival.

iFresh’s target customers also believe that food in season is the best. Therefore, popular species of vegetables, fruit and seafood change with season. For example, iFresh target customers will look for longyan and lychee in summer but not in winter even if they are on shelf; similarly, customers look for Chinese dates and sugar cane in winter but never in summer. The seasonality in both customer demand and supply has a direct impact on iFresh’s merchandising, pricing, sales and profitability.

Regulation

iFresh operates in multiple states and is subject to federal, state and local laws and regulations in states it operates. Particularly, the jurisdictions in which it operates regulate the licensing of supermarkets, the sale of alcoholic beverages and the sale of lotteries. iFresh must comply with provisions regulating health and sanitation standards, food labeling, licensing for alcoholic beverages and lottery sales. The manufacturing, processing, formulating, packaging, labeling and advertising of product are subject to regulation by various federal agencies including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture, the Consumer Product Safety Commission and the Environmental Protection Agency. iFresh stores are subject to regular but unscheduled inspections. iFresh stores are also subject to laws governing its relationship with employees including minimum wage requirement, overtime, working conditions, immigration, disabled access and work permit requirements. Certain of iFresh’s parking lots and warehouses and its prepared food sections either have temporary certificates of occupancy or are awaiting certificates of occupancy. In addition, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. iFresh believes that it is in material compliance with laws and regulations in each jurisdiction. iFresh’s compliance with these regulations may require additional capital expenditures and could materially adversely affect its ability to conduct business as planned.

Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, contractual disputes, premises claims and employment, environmental, health, safety and intellectual property matters. Although we cannot predict certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, we do not believe any currently pending legal proceedings to which it is a party will have a material adverse effect on its business, prospects, financial condition, cash flows or results of operations other than the following:

Rent Dispute

Ming’s Supermarket, Inc. (“Ming”), the subsidiary of us, is a tenant at a building located at 140–148 East Berkeley Street, Boston, MA (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining if the second option is also exercised. The Lease gives Ming a right of first refusal on any sale of the building.

On February 22, 2015 a sprinkler pipe burst in the Property. This caused the Inspectional Services Department of the City of Boston (“ISD”) to inspect the Property. The ISD found a number of problems which have prevented further use of the Property. The ISD notified both the landlord and the tenant that the Property was originally only permitted for use as an elevator garage, that its use as a warehouse was never permitted, and that a conditional use permit must be obtained from the City of Boston to make such use lawful. Moreover, the Property was found to have major structural issues requiring repair, as well as repairs being needed to the elevator and outside glass. The result of the ISD’s findings was that Ming was ordered not to use the Property for any purpose unless and until the structural and other repairs are completed and a permit is granted from the Boston Zoning Board.

While the Lease provides that the elevator (approximate repair cost $400,000) and outside glass (approximate repair cost $30,000) are the responsibility of the tenant, the structural repairs (approximate cost $500,000) are the landlord’s responsibility under the Lease, unless the structural damage was caused by the tenant’s misuse of the Property. In this regard Ming retained an expert who will testify the structural damage to the building was caused by long term water infiltration and is not the result of Ming’s activities. Ming initially requested that the landlord perform the structural repairs and indicated that upon completion of those repairs, Ming would repair the elevator and the broken glass. In addition, Ming asked the landlord’s cooperation in obtaining the permit to use the Property as a warehouse.

The landlord refused to either perform structural repairs or to cooperate on the permitting. As a result, as of April 2015, Ming stopped paying the landlord rent because it could not use the Property by order of the ISD. The landlord then sued Ming for breach of the Lease and unpaid rent in the Superior Court of Suffolk County in the State of Massachusetts and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to perform structural repairs under the Lease.

It would appear the landlord wishes to use the current circumstances to terminate the lease or to cause Ming to abandon it. The Lease is at considerably below market and impairs the landlord’s ability to sell the Property for a high price. The landlord is claiming damages of approximately $470,000 in unpaid rent and additional rent charges under the lease to date, plus for the cost of repairs. Ming is claiming damages in the mount of lost profits of $20,000 to$30,000 per month resulting from the loss of its warehouse space and for the landlord’s failure to undertake its responsibilities under the lease. Ming’s damages also include loss of the benefit of its below market lease. Ming is also seeking an order of the Court directing the landlord to perform the structural repairs.

The parties have been unable to agree on terms of a settlement and a trial will be needed to resolve this matter. A trial date of July 24, 2017 has been scheduled.

Given the complicated fact pattern and myriad of claims and counterclaims, a reasonable and probable estimate as to the potential exposure, if any, cannot be made at this time. While Ming is vigorously contesting any liability on its part for unpaid rent and believes that it will recover damages against the landlord due to Ming’s constructive eviction from the Property. The ultimate outcome of this case is uncertain.

While discovery is ongoing and no guaranties or predications can be made at this time as to ultimate outcome, the Company believes that the facts and the law are favorable for Ming's as to both its continuing liability for rent and its affirmative claim to recover damages.

Trade order dispute

A lawsuit has been filed against New York Mart Group, Inc. (”NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages in the amount of $116,878 representing the total amount of invoices Plaintiff is claiming pass due, penalty of $256,000 for the past due invoices and attorney cost which was estimated to be $80,000 to $90,000.

The Plaintiff claimed that NYMG and New Sunshine failed to pay for a shrimp order. NYMG and New Sunshine have raised various defenses, most of which center on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, who was a completely separate corporation than NYMG or New Sunshine.

The case went to trial on March 12 to15, 2017. On April 17, 2017, the Count ruled in favor of Plaintiff and against NYMG and New Sunshine in the amount of $385,492. NYMG hired a new law firm to appeal the case because it believes that there are new evidences and arguments that NYMG should not be held responsible for these damages. The appeal process will take approximately one year. During the appeal, NYMG will not be required to pay the amount under the Final Judgment.

While discovery is ongoing and no guaranties or predications can be made at this time as to ultimate outcome, the Company and its attorney believe a fair estimate of the chance the Company will prevail on the appeal of the Final Judgment is approximately 50%. The principal shareholder of the Company, Mr. Long Deng, made a personal pledge to pay for the entire amount of the damage if the appeal is ruled against NYMG. The Company did not accrue any of this potential liability.

ITEM 1 A. Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including the consolidated financial statements and notes thereto, before deciding to invest in our Common Stock. Any of the risk factors described below could significantly and adversely affect iFresh’s business, prospects, sales, revenues, gross profit, cash flows, financial condition, and results of operations.

iFresh’s continued growth depends on new store acquisitions and openings and on increasing same store sales, and iFresh’s failure to achieve these goals could negatively impact its results of operations and financial condition.

Our growth strategy depends, in large part, on acquiring and opening new stores in existing and new areas and operating those stores successfully. Successful implementation of this strategy is dependent on sufficient capital support from financing, finding suitable stores to acquire, identifying suitable locations and negotiating acceptable lease terms for store sites, as it faces competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store acquisitions and openings. We may not be able to obtain sufficient capital support for the expansion plan, or successfully implement the plan to acquire or open new stores timely or within budget or operate them successfully, and there can be no assurance that store acquisition or opening costs for, net sales of, contribution margin of and average payback period on initial investment for new stores will conform to our operating model discussed elsewhere in this report. Lower contribution margins from new stores, along with the impact of related store acquisition, opening and store management relocation costs, may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, it may not be able to successfully integrate those stores into its existing store base and those stores may not be as profitable as its existing stores.

Also, we may not be able to successfully hire, train and retain new store employees or integrate those employees into the programs, policies and culture of us. We or our third party vendors may not be able to adapt our distribution, management and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We may not have the level of cash flow or financing necessary to support our growth strategy.

Additionally, our acquisition and opening of new stores will place increased demands on our operational, managerial and administrative resources. These increased demands could cause the Company to operate its existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. If the Company experiences a decline in performance, it may slow or discontinue store openings, or may decide to close stores that it is unable to operate in a profitable manner.

Additionally, some of our new stores may be located in areas where the Company has little experience or a lack of brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets.

Our operating results and stock price will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Our newly opened stores may negatively impact our financial results in the short-term and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all.

The Company has actively pursued new store growth and plans to continue doing so in the future. The Company cannot assure you that its new store acquisitions or openings will be successful or result in greater sales and profitability. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution margin during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. As a result, part of the increase of the overall sales to us arising from a new store opening or a store acquisition may be offset by the “sales volume transfer” phenomena.

The competition from competitors may increase intensively in the future.

Food retail is a large and highly competitive industry. However, iFresh believes that the market participants in the Chinese supermarket industry are highly fragmented and immature. Currently, iFresh faces competition from smaller or dispersed competitors focusing on the niche market of Chinese consumers. However, with the rapid growth of the Chinese and other Asian population and their consumption power, other competitors may also begin operating in this niche market in the future. Those competitors include: (i) national conventional supermarkets, (ii) regional supermarkets, (iii) national superstores, (iv) alternative food retailers, (v) local foods stores, (vi) small specialty stores, and (vii) farmers’ markets.

The national and regional supermarket chains are experienced in operating multiple stores locations, expanding management and they have greater marketing or financial resources than iFresh does. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. On the contrary, the local food stores and markets are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.

If more and more competitors devote into this market segment aiming to serve Chinese and other Asian customers in the future, the competition will increase. Our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes and/or greater operating costs such as marketing, due to the increase of competition.

iFresh relies on a combination of product offerings, customer service, store format, location and pricing to compete.

iFresh competes with other food retailers on a combination of factors, primarily product selection and quality, customer service, store layout and decoration, location and price. Our success depends on its ability to offer products that appeal to its customers’ preferences. Failure to offer such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at Our stores and in the amount customers spend at our stores.

Pricing in particular is a significant driver of consumer choice in Our industry and iFresh expects competitors to continue to apply pricing and other competitive pressures. To the extent that Ourcompetitors lower prices, its ability to maintain gross profit margins and sales levels may be negatively impacted. Some of Our competitors may have greater resources than it does. These competitors could use these advantages to take measures, including reducing prices, which could adversely affect Our competitive position, financial condition and results of operations.

If iFresh does not succeed in offering attractively priced products that consumers intend to purchase or are unable to provide a convenient and appealing shopping experience, Our sales, operating margins and market share may decrease, resulting in reduced profitability.

Economic conditions that impact consumer spending could materially affect Our business.

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. iFresh’s operating results may be materially affected by changes in economic conditions nationwide or in the regions in which iFresh operates that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives to iFresh’s product offerings in response to economic conditions. In particular, a decrease in discretionary spending could adversely impact sales of certain of iFresh’s higher margin product offerings. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, inflation or deflation can impact iFresh’s business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, iFresh’s results of operations could be materially adversely affected.

iFresh’s existing stores are mainly located in Northeastern American metropolitan areas. The geographic concentration of its stores creates an exposure to the economy of the Northeastern United States and any downturn in this region could materially adversely affect iFresh’s financial condition and results of operations.

Perishable products make up a significant portion of iFresh’s sales, and ordering errors or product supply disruptions may have an adverse effect on iFresh’s profitability and operating results.

iFresh has a significant focus on perishable products. Sales of perishable products accounted for approximately 64% of iFresh’s net sales in fiscal year ended March 31, 2017. iFresh has self-owned wholesale facilities and stable supply relationship with farm partners, which significantly reduces ordering errors and product disruption. However, iFresh still relies on various suppliers and vendors to provide and deliver its product inventory on a continuous basis. iFresh could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of its supply chain, extended power outages, natural disasters or other catastrophic occurrences. While iFresh has implemented certain systems to ensure that its ordering is in line with demand, it cannot assure you that its ordering systems will always work efficiently, in particular in connection with the new additional stores, which have no, or a limited, ordering history. If iFresh were to over-order, it could suffer inventory losses, which would negatively impact its operating results.

Interruption of exclusive distribution of brands or imports relating to iFresh’s wholesale operations may adversely impact iFresh’s financial conditions and operating results.

iFresh conducts wholesale business through its two subsidiaries, Strong America and NYMG, which enables iFresh to have stronger negotiating power with vendors as well as a way to source products from China, Thailand and Taiwan to its own retail stores. Strong America is also the exclusive distributor of nine famous oversea brands. If iFresh can’t renew its exclusive distribution contracts relating to those brands, iFresh’s sales, both retail and wholesale, may be adversely affected. Furthermore, importing products from other countries is subject to the impact of various international factors, including international trading polices, shipping costs, currency fluctuations, tariffs and customs procedures for imports, which may affect the supply and purchase prices of the products to be imported by iFresh’s wholesale distributors and sold by them to iFresh. If iFresh fails to obtain or maintain a sustainable supply of these products from its vendors, its financial conditions and operating results will be adversely impacted.

The operation of new stores and online sales may cannibalize sales in iFresh’s stores and its financial results can be affected by economic and competitive conditions in this area.

All of iFresh’s existing stores are located in the Northeastern United States and it intends to grow its store base in this area. New stores are expected to be opened in the Greater New York City and Boston metropolitan areas. As iFresh opens new stores in closer proximity to its customers who currently travel longer distances to shop at iFresh’s stores, iFresh expects some of these customers to take advantage of the convenience of iFresh’s new locations. Simultaneously, iFresh will develop online sales to cover the customers living in a 2.5-hour drive radius, which may satisfy the demand from those Chinese customers living in the suburbs.

Some sales volume may transfer from iFresh’s existing stores to its new stores as some of its existing customers switch to these new, closer locations, or convenient online shopping. Consequently, iFresh’s new stores and online sales may adversely impact sales at iFresh’s existing stores.

Disruption of relationships with vendors could negatively affect iFresh’s business.

iFresh purchases vegetables and fruits directly from farms and other vendors and maintains stable relationships with the vendors to ensure reliable supplies of popular seasonal Chinese specialty of vegetables and fruits. iFresh also depends on third-party suppliers for exclusive third-party brands. The cancellation of iFresh’s supply arrangement with any of its suppliers or the disruption, delay or inability in supply from its suppliers could adversely affect iFresh’s sales. If iFresh’s suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. iFresh cannot assure you that it would be able to find replacement suppliers on commercially reasonable terms.

iFresh may be unable to protect or maintain its intellectual property, which could result in customer confusion, a negative perception of its brand and adversely affect its business.

iFresh believes that its intellectual property has substantial value and has contributed significantly to the success of iFresh’s business. In particular, iFresh’s trademarks, including New York Mart, are valuable assets that reinforce iFresh’s customers’ favorable perception of its stores.

From time to time, third parties have used names similar to iFresh’s, have applied to register trademarks similar to iFresh’s and, as iFresh believes, have infringed or misappropriated iFresh’s intellectual property rights. iFresh responds to these actions on a case-by-case basis, including, where appropriate, by sending cease and desist letters and commencing opposition actions and litigation. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation. iFresh cannot assure you that the steps it has taken to protect its intellectual property rights are adequate, that its intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, iFresh’s trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect iFresh’s trademark rights could prevent iFresh in the future from challenging third parties who use names and logos similar to iFresh’s trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of iFresh’s brand and products, and eventually adversely affect iFresh’s sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether iFresh is successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject iFresh to liabilities, force iFresh to cease use of certain trademarks or other intellectual property or force iFresh to enter into licenses with others. Any one of these occurrences may have a material adverse effect on iFresh’s business, results of operations and financial condition.

If iFresh experiences a data security breach and confidential customer information is disclosed, iFresh may be subject to penalties and experience negative publicity, which could affect iFresh’s customer relationships and have a material adverse effect on its business.

iFresh and its customers could suffer harm if customer information was accessed by third parties due to a security failure in iFresh’s systems. The collection of data and processing of transactions requires iFresh to receive, transmit and store a large amount of personally identifiable and transaction related data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, iFresh may be subject to more extensive requirements to protect the customer information that it processes in connection with the purchases of iFresh’s products. iFresh may become exposed to potential liability with respect to the data that it collects, manages and processes, and may incur legal costs if its information security policies and procedures are not effective or if it is required to defend its methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to iFresh’s methods of handling personal data could adversely affect its business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments. Additionally, if iFresh suffers data breaches, one or more of the credit card processing companies that it relies on may refuse to allow it to continue to participate in their network, which would limit iFresh’s ability to accept credit cards at its stores and could adversely affect its business, results of operations, financial condition and cash flows.

Data theft, information espionage or other criminal activity directed at the retail industry or computer or communications systems may materially adversely affect iFresh’s business by causing iFresh to implement costly security measures in recognition of actual or potential threats, by requiring iFresh to expend significant time and expense developing, maintaining or upgrading its information technology systems and by causing it to incur significant costs to reimburse third parties for damages. Such activities may also materially adversely affect iFresh’s financial condition, results of operations and cash flows by reducing consumer confidence in the marketplace and by modifying consumer spending habits.

If iFresh is unable to renew or replace current store leases or if it is unable to enter into leases for additional stores on favorable terms, or if one or more of its current leases are terminated prior to expiration of their stated term, and it cannot find suitable alternate locations, iFresh’s growth and profitability could be negatively impacted.

iFresh currently leases all of its store locations. Many of iFresh’s current leases provide unilateral option to renew for several additional rental periods at specific rental rates. iFresh’s ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and iFresh’s ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, competition for desirable properties, its relationships with current and prospective landlords, or other factors that are not within iFresh’s control. Any or all of these factors and conditions could negatively impact iFresh’s growth and profitability.

iFresh leases certain of its stores and related properties from related parties.

Long Deng, one of iFresh’s directors and executive officers, owns 50% of Dragon Development LLC, which leases to iFresh the premises at which Strong America, one of iFresh’s wholesale subsidiaries, is located. During fiscal year ended March 31, 2017, rental payments (excluding maintenance and taxes that iFresh is obligated to pay) under the leases from Dragon Development LLC were $637,273. The leases with Dragon Development LLC renewed on May 1, 2016, and their remaining terms are 10 years. iFresh has no assurance that these related parties will renew the lease agreements with it after expiration. If iFresh cannot renew the leases, it will have to move its stores and warehouses locations, which increases the uncertainty of finding suitable locations for those stores and the reputation recognition in new locations, which may adversely affect iFresh’s sales, expenses, profit and financial position.

Failure to retain iFresh’s senior management and other key personnel may adversely affect its operations.

iFresh’s success is substantially dependent on the continued service of its senior management and other key personnel. These executives, and in particular Long Deng, iFresh’s Executive Chairman and Chief Executive Officer and Chief Operating Officer, have been primarily responsible for determining the strategic direction of iFresh’s business and for executing its growth strategy and are integral to its brand and culture, and the reputation iFresh enjoys with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on iFresh’s business and prospects, as iFresh may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause iFresh’s stock price to decline. The loss of key employees could negatively affect iFresh’s business.

If iFresh is unable to attract, train and retain employees, it may not be able to grow or successfully operate its business.

The retail store industry is labor intensive, and iFresh’s success depends in part upon its ability to attract, train and retain a sufficient number of employees who understand and appreciate iFresh’s culture and are able to represent its brand effectively and establish credibility with its business partners and consumers. iFresh’s ability to meet its labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which iFresh is located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if iFresh fails to increase its wages competitively, the quality of its workforce could decline, causing its customer service to suffer, while increasing its wages could cause its earnings to decrease. If iFresh is unable to hire and retain employees capable of meeting its business needs and expectations, its business and brand image may be impaired. Any failure to meet iFresh’s staffing needs or any material increase in turnover rates of iFresh’s employees may adversely affect its business, results of operations and financial condition.

Changes in and enforcement of immigration laws could increase iFresh’s costs and adversely affect iFresh’s ability to attract and retain qualified store-level employees.

Federal and state governments from time to time implement immigration laws, regulations or programs that regulate iFresh’s ability to attract or retain qualified foreign employees. Some of these changes may increase iFresh’s obligations for compliance and oversight, which could subject iFresh to additional costs and make iFresh’s hiring process more cumbersome, or reduce the availability of potential employees. Although iFresh has implemented, and is in the process of enhancing, procedures to ensure its compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of its employees may, without iFresh’s knowledge, be unauthorized workers. The employment of unauthorized workers may subject iFresh to fines or civil or criminal penalties, and if any of iFresh’s workers are found to be unauthorized, iFresh could experience adverse publicity that negatively impacts its brand and makes it more difficult to hire and keep qualified employees. iFresh may be required to terminate the employment of certain of its employees who were determined to be unauthorized workers. The termination of a significant number of employees may disrupt iFresh’s operations, cause temporary increases in iFresh’s labor costs as it trains new employees and result in additional adverse publicity. iFresh’s financial performance could be materially harmed as a result of any of these factors.

Prolonged labor disputes with employees and increases in labor costs could adversely affect iFresh’s business.

A considerable amount of iFresh’s operating costs is attributable to labor costs and, therefore, its financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs. As a result, iFresh is exposed to risks associated with a competitive labor market. Rising health care and pension costs and the nature and structure of work rules will be important issues. Any work stoppages or labor disturbances as a result of employees’ dissatisfaction of their current employment terms could have a material adverse effect on iFresh’s financial condition, results of operations and cash flows. iFresh also expects that in the event of a work stoppage or labor disturbance, it could incur additional costs and face increased competition.

Various aspects of iFresh’s business are subject to federal, state and local laws and regulations. iFresh’s compliance with these regulations may require additional capital expenditures and could materially adversely affect its ability to conduct its business as planned.

iFresh is subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, workplace safety, food safety, public health, community right-to-know and alcoholic beverage and tobacco sales. In particular, the states in which iFresh operates and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. In addition, certain local regulations may limit iFresh’s ability to sell alcoholic beverages at certain times. iFresh is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of iFresh’s stores and could otherwise materially adversely affect iFresh’s business, financial condition or results of operations. iFresh’s new store openings could be delayed or prevented or its existing stores could be impacted by difficulties or failures in iFresh’s ability to obtain or maintain required approvals or licenses. iFresh’s stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that iFresh has remediated the problem. Certain of iFresh’s parking lots and warehouses either have only temporary certificates of occupancy or are awaiting a certificate of occupancy which, if not granted, would require iFresh to stop using such property. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. iFresh’s compliance with these laws may result in modifications to iFresh’s properties, or prevent iFresh from performing certain further renovations. iFresh cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on iFresh’s business in the future.

iFresh’s plans to acquire and open new stores requires iFresh to spend capital. Failure to use its capital efficiently could have an adverse effect on iFresh’s profitability.

iFresh’s growth strategy depends on its acquisition of and opening new stores, which will require iFresh to use cash generated by its operations and a portion of the net proceeds of future equity or debt financing and borrowing under bank credit line. iFresh cannot assure you that cash generated by its operations, the net proceeds of future equity or debt financing and borrowing under bank credit line will be sufficient to allow iFresh to implement its growth strategy. If any of these initiatives prove to be unsuccessful, iFresh may experience reduced profitability and it could be required to delay, significantly curtail or eliminate planned store openings, which could have a material adverse effect on its financial condition and future operating performance and the price of its common stock.

Litigation may materially adversely affect iFresh’s business, financial condition and results of operations.

iFresh’s operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, iFresh may be a party to individual personal injury, product liability and other legal actions in the ordinary course of its business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in iFresh’s businesses, regardless of whether the allegations are valid or whether iFresh is ultimately found liable. As a result, litigation may materially adversely affect iFresh’s businesses, financial condition, results of operations and cash flows.

Increased commodity prices and availability may impact profitability.

Many of iFresh’s products include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of iFresh’s product costs, any increase in commodity prices may cause its vendors to seek price increases from iFresh. Although iFresh is typically able to mitigate vendor efforts to increase its costs, it may be unable to continue to do so, either in whole or in part. In the event iFresh is unable to continue mitigating potential vendor price increases, it may in turn consider raising its prices, and its customers may be deterred by any such price increases. iFresh’s profitability may be impacted through increased costs to it which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Severe weather, natural disasters and adverse climate changes may materially adversely affect iFresh’s financial condition and results of operations.

Severe weather conditions and other natural disasters in areas where iFresh has stores or from which iFresh obtains the products it sells may materially adversely affect its retail operations or its product offerings and, therefore, its results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of iFresh’s stores, an insufficient work force in iFresh’s markets and/or temporary disruption in the supply of products, including delays in the delivery of goods to iFresh’s stores or a reduction in the availability of products in its stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within its supply chain. Any of these factors may disrupt iFresh’s businesses and materially adversely affect its financial condition, results of operations and cash flows.

The occurrence of a widespread health epidemic may materially adversely affect iFresh’s financial condition and results of operations.

iFresh’s business may be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu. Such activities, threats or epidemics may materially adversely impact iFresh’s business by disrupting production and delivery of products to iFresh’s stores, by affecting iFresh’s ability to appropriately staff its stores or by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

iFresh needs approximately $50 million for the year ended March 31, 2018 in order to achieve its planned growth for that year and if it cannot successfully obtain sufficient capital, the financial results and stock price of iFresh after the business combination will be adversely affected.

iFresh believes that it needs approximately $50 million for the year ended March 31, 2018 mainly for the purpose of acquiring additional stores to achieve its planned growth for that year. If it is not able to obtain financing on commercially reasonable terms in connection with the Business Combination, as is contemplated by the parties, it may not be able to implement its growth plan. If it is unable to effect its growth plan, iFresh’s financial results will be significantly worse than anticipated and its stock price may decline as a result.

iFresh is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make its securities less attractive to investors.

iFresh is an “emerging growth company,” as defined in the JOBS Act. It may remain an “emerging growth company” until the fiscal year ended December 31, 2020. However, if its non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of its common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, iFresh would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, iFresh is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, has reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and is exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, iFresh has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, iFresh’s financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

ITEM 1 B. Unresolved Staff Comments

None.

ITEM 2 Properties

Our principal executive offices are located at its headquarters comprising approximately 2,200 square meters at 2-39 54th Avenue, Long Island City, New York. Please see “Item 1 –Business – Properties.”

ITEM 3 Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us. Please see “Item 1 – Business – Legal Proceedings.”

ITEM 4 Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our equity securities trade on the NASDAQ Capital Market. Prior to December 16, 2016, our units, shares and rights were each quoted on the NASDAQ Capital Market, under the symbols “ECACU,” “ECAC” and “ECACR,” respectively. Each of our units consisted of one ordinary share and one right to acquire 1/10 of an ordinary share of the Company. Our units commenced trading on August 13, 2015. Our shares and rights commenced trading on November 25, 2015.Upon the closing of the Transactions described above, our ordinary shares, rights and units ceased trading and iFresh’s common stock began trading on the NASDAQ Capital Market under the symbol “IFMK” as of February 10, 2017.

The table below sets forth the high and low bid prices of our ordinary shares, rights, and units as reported on the NASDAQ Stock Market, under the symbols “ECACU,” “ECAC” and “ECACR,” respectively, for the period from August 13, 2015 (the date on which our units were first quoted on the NASDAQ Stock Market) through March 31, 2017 and for a portion of the first quarter of the fiscal year ended March 31, 2018.

	(1) Units			Ordinary Share		Rights
	High	Low		High	Low	High	Low
Year Ended March 31, 2018:
First Quarter (through June 23, 2017)	$-	-		-	-	-	-

Year Ended March 31, 2017:
First Quarter ended June 30, 2016	$10.32	10.20		10.20	10.05	0.26	0.24
Second Quarter ended September 30, 2016	12.48	10.28		10.25	10.15	0.69	0.26
Third Quarter ended December 31, 2016	10.74	10.00		10.30	10.20	0.98	0.39
Fourth Quarter ended March 31, 2017	11.25	5.38		11.45	9.90	1.02	0.75

Year Ended March 31, 2016:
First Quarter ended June 30, 2015	$-		-	-	-	-	-
Second Quarter ended September 30, 2015	10.15	10.00		-	-	-	-
Third Quarter ended December 31, 2015	10.75	10.00		9.95	9.82	0.18	0.15
Fourth Quarter ended March 31, 2016	10.20	10.00		10.02	9.95	0.25	0.20

(1)	Our units began trading on August 13, 2015. The ordinary shares and warrants did not begin separate trading until November 25, 2015.

The table below sets forth the high and low bid prices of our common stock as reported on the NASDAQ Stock Market, under the symbol “IFMK”, for the period from February 10, 2017 (the date on which our common stock was first quoted on the NASDAQ Stock Market) through March 31, 2017 and for a portion of the first quarter of the fiscal year ended March 31, 2018.

	Common Stock
	High	Low
Year Ended March 31, 2018:
First Quarter (through June 23, 2017)	$16.00	11.95

Year Ended March 31, 2017:
First Quarter ended June 30, 2016	$-	-
Second Quarter ended September 30, 2016	-	-
Third Quarter ended December 31, 2016	-	-
Fourth Quarter ended March 31, 2017	27.70	11.21

Holders of Common Equity

As of June 28, 2017, there were 28 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

The Company has not paid any cash dividends on its ordinary shares to date. It is the present intention of the Company’s board of directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Company’s board of directors does not anticipate declaring any dividends in the foreseeable future. The payment of dividends is within the discretion of the Company’s board of directors and will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and general financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2017, we did not have any active equity compensation plans.

Equity Repurchases

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 2017	1,700,000 shares of common stock	$10.00	---	---
February 2017	1,937,967 shares of ordinary share	$10.40	---	---

(1)	In connection with the Business Combination, holders of 1,937,967 of E-Compass’s ordinary shares elected to redeem their shares and the Company paid $20,154,857 in connection with such redemptions. Also on February 10, 2017, iFresh repurchased 1,500,000 of such non-redeemable shares promptly at a purchase price of $10.00 per share according to an agreement with Handy Global Limited signed on January 11, 2017.

ITEM 6 Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our,” “iFresh” or the “Company” are to iFresh Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has eight retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,862,000 sales transactions in its stores in the fiscal year ended March 31, 2017. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

On July 25, 2016, iFresh entered into a merger agreement (the “Merger Agreement”) with, E-Compass Acquisition Corp., a Cayman Islands company and parent of iFresh, iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM, the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger, on February 10, 2017, E-Compass merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. At the time of the Redomestication, each E-Compass ordinary share was converted into one share of common stock of iFresh and each E-Compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh Common Stock on the consummation of the Business Combination. In connection with the Redomestication, E-Compass ceased to exist and iFresh is the surviving corporation.

At closing on February 10, 2017, iFresh issued iFresh’s stockholders an aggregate of: (i) $5 million in cash, plus, (ii) 12,000,000 shares of our common stock. In addition, iFresh executed an option agreement to acquire up to an additional four supermarkets prior to March 31, 2017 for aggregate consideration of $10 million in cash. In connection with the closing, holders of 1,937,967 of E-Compass’s ordinary shares elected to redeem their shares and the Company paid $20,154,857 in connection with such redemption. The option agreement subsequently expired unexercised.

Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with eight retail super markets and two wholesale facilities. iFresh plans to strategically expand along the I-95 corridor and its goal is to cover all states on the east coast.

a.	iFresh provides unique products to meet the demands of the Asian/Chinese American Market;
b.	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;
c.	iFresh maintains an in-house cooling system with unique hibernation technology that is has developed over 20 years to preserve perishables, especially produce and seafood;
d.	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors; and
e.	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $130.9 million and $131.2 million for the years ended March 31, 2017 and 2016, respectively. In terms of sales by category, Perishables constituted approximately 64% of the total sales for the year ended March 31, 2017. iFresh’s net income was $1.5 million for the year end March 31, 2017, a decrease of $2 million, or 57.4%, from $3.6 million for the year end March 31, 2016. Adjusted EBITDA was $6.2 million for the year end March 31, 2017, a decrease of $2.2 million, or 25.7%, from $8.4 million for the year end March 31, 2016. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 35.

Factors Affecting iFresh’s Operating Results

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and December 31, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year, in January or February).

Parking

The availability of parking is important to iFresh’s sales volume, and changes in the availability of parking would affect iFresh’s sales volume. For example, one of the two parking lots serving iFresh’s Ming store in Boston was required to be temporarily lease to a farmers market on Sundays by the city of Boston from April to October 2016, which reduced sales at the store by about 10% during this period. The requirement to lease the parking lot to the farmers market expired on October 31, 2016.

Competition

Competitors opened two new stores in Brooklyn’s Chinatown in early 2016, which negatively impacted the sales of iFresh’s two stores located in the area for the year ended March 31, 2017. iFresh’s management believes that this impact is temporary and expects sales to rebound because the stores are the only ones owned by the operators and therefore lack the sophisticated procurement process that NYM has and do not have the same influence over suppliers as iFresh.

Payroll

Minimum wage rates in some states increased in 2016. For example, the minimum wage went from $10 to $11 per hour in Massachusetts. Payroll and related expenses increased by $2.8 million, or 28% for the year ended March 31, 2017 as compared to the same period of last year as a result of increase of head count and addition of its business operation and financial reporting department in anticipation of becoming a public company. iFresh plans to implement systems in the future to improve operating efficiency and reduce labor costs.

Merger with E-Compass

In March 2016, NYM signed a letter of intent of merger with E-Compass and began to engage third parties in connection therewith, including a financial advisor, legal counsel and auditor, and incurred $992,000 of professional fees related thereto in the year ended March 31, 2017.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 31% of its procurement for the fiscal year ended March 31, 2017. iFresh recently centralized the management of its vendors and procurement. It believes that such centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. In the fiscal year ended March 31, 2016, iFresh conducted a renovation for its store located on East Broadway in Manhattan, New York, for $0.5 million. After completion of the renovation, customer traffic and sales volume increased significantly. Sales increased 14.4% for the year ended March 31, 2017, compared to the same period of last year. Significant maintenance or renovation would affect our operation and operating results.

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with set-up, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores.

How to Assess iFresh’s Performance

In assessing performance, iFresh’s management considers a variety of performance and financial measures, including principal growth in net sales, gross profit and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

iFresh’s net sales comprise gross sales net of coupons and discounts. We do not record sales taxes as a component of retail revenues as it considers it a pass-through conduit for collecting and remitting sales taxes.

Gross Profit

iFresh calculates gross profit as net sales less cost of sales and occupancy costs. Gross margin represents gross profit as a percentage of its net sales. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of its competitors. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors.

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. iFresh recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales as the inventory is sold. Shipping and handling for inventories purchased are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of retail operational expenses, administrative salaries and benefits costs, marketing, advertising and corporate overhead.

Adjusted EBITDA

iFresh believes that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of NYM’s operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. iFresh also uses Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including senior executives. Other companies in the industry may calculate Adjusted EBITDA differently than iFresh does, limiting its usefulness as a comparative measure.

iFresh’s management defines Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, store opening costs, and non-recurring expenses. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing its on-going operating performance. Because it omits non-cash items, iFresh’s management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect its operating performance. iFresh’s management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the company’s financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

Results of Operations for the years ended March 31, 2017 and 2016

	For the years ended March 31,		Changes
	2017	2016	$	%
Net sales-third parties	$121,826,207	$125,021,947	$(3,195,740)	-2.6%
Net sales-related parties	9,050,553	6,203,277	2,847,276	45.9%
Total Sales	130,876,760	131,225,224	(348,464)	-0.3%
Cost of sales-third parties	87,610,153	91,738,333	(4,128,180)	-4.5%
Cost of sales-related parties	8,162,545	5,520,917	2,641,628	47.8%
Occupancy costs	7,219,860	7,367,155	147,295	2.0%
Gross Profit	27,884,202	26,598,819	1,285,383	4.8%
Selling, general and administrative expenses	25,734,216	20,718,062	5,016,154	24.2%
Income from operations	2,149,986	5,880,757	(3,730,771)	-63.4%
Interest expense	(303,894)	(215,494)	(88,400)	41%
Other income	1,360,616	992,620	367,996	37.1%
Income before income tax provision	3,206,708	6,657,883	(3,451,175)	-51.8%
Income tax provision	(1,656,334)	(3,016,874)	1,360,540	-45.1%
Net income	$1,550,374	$3,641,009	$(2,090,635)	-57.4%
Net income attributable to common shareholders	1,550,374	$3,641,009	$(2,060,635)	-57.4%

Net Sales

	For the years ended March 31,		Changes
	2017	2016	$	%
Net sales of retail-third parties	$106,779,803	$112,350,473	$(5,570,670)	-4.96%
Net sales of wholesale-third parties	15,046,404	12,671,474	2,374,930	18.74%
Net sales of wholesale-related parties	9,050,553	6,203,277	2,847,276	45.90%
Total Net Sales	$130,876,760	$131,225,224	$(348,464)	-0.27%

iFresh’s net sales were $130.9 million for the year ended March 31, 2017, a decrease of $0.3 million, or 0.3%, from $ 131.2 million for the year ended March 31, 2016.

Net retail sales to third parties decreased by $5.6 million, or 5.0%, from $112.4 million for the year ended March 31, 2016, to $106.8 million for the year ended March 31, 2017. The decrease resulted mainly from a decrease of $4.1 million in Ming store sales dues to a parking lot not being available on Sundays from April to October 2016, as well as a fire in the store in the last quarter; a decrease of $0.9 million in several others due to the impact of weather conditions on the availability of fresh produce and new competitors. On the other hand, our total net wholesale sales increased by $5.2 million from $18.9 million for the year ended March 31, 2016 to $24.1 million for the year ended March 31, 2017, which was attributable to an increase of $3.2 million in sales to related parties due to iFresh focusing on improving its central procurement system through its wholesale facilities and an increase of $2.0 million from its wholesale revenue to third parties due to expansion of the wholesales business. Beginning in 2017, the Company’s wholesale segment started to sell fruits and vegetables.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the years ended March 31,		Changes
	2017	2016	$	%
Cost of sales	$77,073,922	$80,952,142	$(3,878,220)	-4.79%
Occupancy costs	7,219,860	7,367,155	(147,295)	-2%
Gross profit	22,486,021	24,031,176	(1,545,155)	-6.43%
Gross margin	21.1%	21.4%	-0.03%	-

For the retail segment, gross profit was $22.5 and $24 million for the years ended March 31, 2017 and 2016, respectively. Gross margin was 21.1% and 21.4% for the years ended March 31, 2017 and 2016, respectively. The gross profit decreased due to the decrease of sales and we consider the gross margin change is within normal business fluctuations.

Cost of sales decreased by $4 million, or 4.79%, from $81 million for the year ended March 31, 2016, to $77.1 million for the year ended March 31, 2017. The decrease was mainly attributable to the decreased sales in the year ended March 31, 2017

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs decreased by approximately 2.0%, from $7.4 million for the year ended March 31, 2016 to $7.2 million for the year ended March 31, 2017, which was mainly attributable to the additional cost of approximately $200,000 for the temporary use of a warehouse in 2016, while there was not much temporary rental of warehouse space in 2017.

Wholesale Segment	For the years ended March 31,		Changes
	2017	2016	$	%
Cost of sales	$18,698,777	$16,307,108	$2,391,669	14.7%
Gross profit	5,398,180	2,567,643	2,830,537	110%
Gross margin	22.4%	13.6%	8.8%	-

For wholesale segment, cost of sales increased by $2.4 million or 4.79% from $16.3 million in 2016 to $18.7 million in 2017. The increase is consistent with the significant increase of sales from the wholesale segment in 2017.

Gross profit increased by $2.8 million, or 110% from $2.6 million in 2016 to $5.4 million in 2017. Gross margin increased by 8.8% from 13.6% to 22.4%. In 2017, the Company started wholesale business for fruits and vegetables, which accounted for 20% of its total sales in this segment. Gross margin on fruits and vegetables is usually higher than that on other products, from 5% to 10%. The Company also managed to increase the profit margin for this wholesale segment by centralizing vendor management and procurement to reduce the costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $25.7 million for the year ended March 31, 2017, an increase of $5 million, or 24.2%, compared to $20.7 million for the year ended March 31, 2016, which was mainly attributable to an increase of $2.7 million in payroll and related insurance and taxes, and an increase of $1.0 million of professional fees incurred in connection with the transaction with E-Compass, an increase of $0.4 million of rental and utility expenses, $0.1 million of depreciation expense due to the increase of property and equipment. The remaining $0.7 million increase was from other general expense which was due to the expansion of our whole sales business.

Interest Expense

Interest expense was $303,894 for the year ended March 31, 2017, an increase of $88,400, or 41%, from $215,494 for the year ended March 31, 2016, primarily attributable to the increase of interest due to the Key bank loan in the last quarter of 2017 which was amounted to $122,000, offset by the decrease of interest on the credit line of $2.8 million that was repaid by NYM in July 2015 and the Bank of American credit line paid off on December 31, 2016.

Other income

Other income was $1.4 million for the year ended March 31, 2017, an increase of 367,996, or 37.1%, from $992,620 for the year ended March 31, 2016, primarily attributable to an increase of $110,000 of management fee income and advertising fee income charged to non-related third-party stores based on sale volume, $200,000 of insurance claims due to the fire accident in Ming store and $63,000 sublease rental income for our retail space.

Income Taxes Provision

NYM is subject to U.S. federal and state income taxes. Income taxes provision was $1.7 million for the year ended March 31, 2017, a decrease of $1.4 million, or 45.1%, compared to $3.0 million for the year ended March 31, 2016, which was mainly attributable the decrease in taxable income. The effective income tax rate was 52.0% for the years ended March 31, 2017 and 2016. The federal tax rate was 34% and state and local income tax rates were 12% for the years ended March 31, 2017 and 2016.

Net Income

	For the years ended March 31,		Changes
	2017	2016	$	%
Net income	$1,550,374	$3,641,009	$(2,090,635)	-57.4%
Net Profit Margin	1.2%	2.8%	-1.6%

Net Income was $1.6 million for the year ended March 31, 2017, a decrease of $2.1 million, or 57.4%, from $3.6 million for the year ended March 31, 2016, mainly attributable to the increase of selling, general and administrative expenses as described above as well as decrease in net sales for Ming store as result of the parking issue and disruption of the business by the fire. Net profit margin as percentage of sales was 1.2% and 2.8% for the years ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA

	For the years ended March 31,		Changes
	2017	2016	$	%
Net income	$1,550,374	$3,641,009	$(2,090,635)	-57.4%
Interest expenses	303,894	215,494	88,400	41%
Income tax provision	1,656,334	3,016,874	(1,360,540)	-45.1%
Depreciation	1,562,043	1,397,031	165,012	11.8%
Amortization	178,957	133,334	45,623	34.2%
Merger expenses(1)	992,116	—	992,116	—
Adjusted EBITDA	$6,243,718	$8,403,742	$(2,160,024)	-25.7%
Percentage of sales	4.8%	6.4%	-1.6%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $6.2 million for the year ended March 31, 2017, a decrease of $2.2 million, or 25.7%, as compared to $8.4 million for the year ended March 31, 2016, mainly attributable to the decrease of net income resulting from the decrease of net sales at Ming Store due to unexpected business disruption and increase of selling, general and administrative expenses as described above. The ratio of Adjusted EBITDA to sales was 4.8% and 6.4% for the years ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, iFresh had cash and cash equivalents of approximately $2.5 million. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. Although iFresh’s management believes that the cash generated from operations will be sufficient to meet its normal working capital needs for at least the next twelve months, its ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of March 31, 2017. NYM’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale and the quick inventory turnover.

For the year ended March 31, 2018, iFresh is projecting that it would need approximately $50 million of capital in addition to its cash flow in place to fully execute the planned acquisitions, online platform development and new-store openings.

We have $14 million of advances and receivable from the related parties we intend to acquire, which will be used to offset part of the acquisition consideration. In addition, we had $10 million of unused credit line from Key Bank, which includes a revolving credit of $5,000,000 for making advance and issuance of letter of credit, and $5,000,000 of delayed draw term loan. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. If we are not able to turn over our inventory and collect our receivables in time as it has done in the past, Mr. Long Deng, the majority shareholder and Chief Executive Officer of iFresh, has indicated that he will personally fund iFresh’s operations as needed. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the years ended March 31, 2017 and 2016.

	For the years ended March 31,
	2017	2016
Net cash provided by operating activities	$2,574,005	$8,018,462
Net cash used in investing activities	(10,590,959)	(7,329,227)
Net cash provided by (used in) financing activities	9,973,534	(632,191)
Net (decrease) increase in cash and cash equivalents	$1,956,580	$57,044

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes and loss on early extinguishment of debt, and the effect of working capital changes. Net cash provided by operating activities was approximately $2.6 million for the year ended March 31, 2017, a decrease of $5.4 million, or 68%, compared to $8.0 million for the year ended March 31, 2016. The decrease was a result of a decrease of cash generated from net income of $2.1 million, an increase of $3.3 million from change of working capital mainly resulting from an increase in inventory and decrease of tax payable, offset by the increase of accounts payable. .

Investing Activities

Net cash used in investing activities was approximately $10.6 million for the year ended March 31, 2017, an increase of $3.2 million, compared to $7.3 million for the year ended March 31, 2016. The increase was primarily attributable to the increase in advances to related parties with the intention of converting these advances into deposits on the purchase price upon acquisitions of these entities Pursuant to the option agreement being entered into at the closing of the transaction between NYM and E-Compass.

Financing Activities

Net cash provided by financing activities was approximately $10 million for the year ended March 31, 2017, which mainly consisted of net cash flow from borrowing bank loans of $11.2 million. Net cash used in financing activities was $0.6 million for the year ended March 31, 2016, which mainly consisted of $1.1 million of repayment of a loan due to Mr. Long Deng, the majority shareholder and the Chief Executive Officer of iFresh, offset by $0.8 million of net cash received from borrowing on loans and notes payable.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2017:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$13,924,406	$1,144,568	$2,400,206	$10,379,632	—
Estimated interest payments on bank loans	1,521,826	387,034	662,997	471,795	—
Notes payable	641,954	262,578	297,454	79,660	2,262
Capital lease obligations	111,283	51,376	46,354	13,553	—
Operating Lease Obligations(1)	91,141,899	6,689,052	13,780,272	13,784,931	56,887,644
	$107,341,368	$8,534,608	$17,187,283	$24,729,571	$56,889,906

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

Off-balance Sheet Arrangements

iFresh is not a party to any off-balance sheet arrangements.

Critical Accounting Estimates

The discussion and analysis of iFresh’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. These principles require iFresh’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, revenue recognition, inventory valuation, impairment of long-lived assets, and income taxes. iFresh bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

iFresh’s management believes that among their significant accounting policies, which are described in Note 3 to the audited consolidated financial statements of iFresh included in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, iFresh’s management believes these are the most critical to fully understand and evaluate its financial condition and results of operations.

Revenue Recognition

For retail sales, revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of coupons are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by customers. For wholesales sales, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s wholesale and retail non-perishable inventory is valued at the lower of cost or market using weighted average method.

Impairment of Long-Lived Assets

iFresh assesses its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results of the store or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on the discounted future cash flows or comparable market values, if available.

Income Taxes

iFresh must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in income tax rates is recognized in income in the period that includes the enactment date.

iFresh apply the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, and may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes, including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Earlier application is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU No. 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted. The amendments in this ASU may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this guidance..

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of this revised guidance on its consolidated financial statements

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for de-recognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be adopted on a modified retrospective basis. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including an adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first require that to be considered as a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

ITEM 7 A. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8 Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-21 of this document.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 28, 2016, UHY LLP (“UHY”) resigned as the independent registered public accountants of the Company. The Company subsequently appointed Friedman LLP as the Company’s new independent registered public accountants, which appointment was approved by the Company’s audit committee.

UHY’s report on the financial statements of the Company for the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports of UHY accompanying such financial statements were qualified as to the Company’s ability to continue as a going concern.

For the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014 and the subsequent interim period preceding UHY’s resignation, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreements in connection with its report.

For the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014 and the subsequent interim period preceding UHY’s resignation, there were no “reportable events” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Company provided UHY with a copy of the disclosures made pursuant to this Item 4.01 prior to the filing of this Current Report on Form 8-K. The Company requested UHY to furnish a letter addressed to the Commission, attached hereto as Exhibit 16, stating whether it agrees with such disclosures, and, if not, stating the respects in which it does not agree.

For the year ended December 31, 2015 and the period from September 23, 2014 to December 31, 2014 and the subsequent interim period preceding Friedman LLP’s engagement, the Company has not consulted with Friedman LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to our lack of experience being a public company and lack of professional staffs with adequate knowledge of SEC’s rules and requirements.

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

Management’s Report on Internal Control over Financial Reporting

On February 10, 2017, we consummated the Transactions described above and acquired iFresh that comprises all of the operations of the Company as of March 31, 2017.  As a result of the acquisition, we were not required to conduct an evaluation of the internal controls of this business in our management’s report under Section 404 for the fiscal year ended March 31, 2017. Were we required to conduct an evaluation, however, management’s report would have been limited to addressing an evaluation of the internal controls of E-Compass Acquisition Corp. (“E-Compass”) prior to the acquisition of NYM in the business combination. The internal controls of E-Compass existing prior to the acquisition related to (i) our reporting as a blank check public company; and (ii) the management of the trust fund, which was E-Compass’s only material asset prior to the acquisition, which trust fund ceased to exist as of the closing of the Transactions. We do not believe that these controls are relevant to our financial reporting on March 31, 2017 and going forward and thus an evaluation and assessment of the effectiveness of those controls would not be useful, or meaningful to our shareholders. As a result, we have not included a management’s report on internal control over financial reporting as of March 31, 2017.

Attestation Report of the Registered Public Accounting Firm

For the reasons set forth above, we have determined that we are not required to prepare a management’s report on internal control over financial reporting as of March 31, 2017. Accordingly, an attestation report from our registered public accounting firm is not applicable.

Changes in Internal Controls over Financial Reporting

In connection with the Transactions on February 10, 2017, we adopted changes to our internal control over financial reporting relating to the new business we are operating. As result of the significance of the acquired business to our operations, these changes are reasonably likely to have a material effect on the Company’s internal control over financial reporting.

The Company established a policy during the fiscal year ended March 31, 2017 that management will use independent consultant for proper accounting treatment to ensure that complicated transactions, such as equity financing and business combinations, are recorded accurately.

ITEM 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10 Directors, Executive Officers and Corporate Governance

Set forth below is certain biographical information about each director and officer of the Company as of June 28, 2017, as well as, in the case of our directors, information concerning the qualifications and experiences that led the board of directors to conclude that such individuals should serve as directors.

iFresh’s directors and executive officers are as follows:

Name	Age	Position
Long Deng	48	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Alfred Chung-Chieh Ying	52	Chief Financial Officer
Lilly Deng	48	Vice President of Legal and Finance, and Director
Mei Deng	44	Vice President of Human Resources
Jianming You	58	Director
Mark Fang	49	Director
Henry Chang-Yu Lee	77	Director

Long Deng became our Chief Executive Officer, Chief Operating Officer and a director in February 2017 in connection with the closing of the Transactions. Mr. Deng is the founder of NYM and has served as Chief Executive Officer, Chief Operating Officer and Director of NYM for over 20 years since he started the business in 1995. From 1995 to the present, Mr. Deng has been the sole director of NYM, responsible for the strategy, operation, and financial planning of NYM. Under his leadership, NYM has developed into a well-recognized Chinese supermarket chain in north eastern U.S. Mr. Deng is the husband of Mrs. Lilly Deng, who is a member of NYM board of directors effective upon consummation of the Business Combination. Apart from his business activities, Mr. Deng serves as the president of United States Chinese Chamber of Commerce and Co-Chair of New York State Republican Party’s Finance Committee.

We believe Mr. Deng, Long’s qualification to sit on our board of directors includes his extensive knowledge of NYM and the Chinese supermarket industry, his years of management and leadership experience in NYM and his connections in Chinese American business society.

Lilly Deng became our Vice President of Legal and Finance and a directors in February 2017 in connection with the closing of the Transactions. She joined NYM in 1995 and is Co-founder of Strong America Ltd., the first wholesale facility of NYM. Mrs. Lilly Deng currently is Vice President of Legal and Finance and oversees iFresh’s finances. Mrs. Lilly Deng is in charge of supervising financial issues and compliance with regulations. She also led the development of internal logistics management program. Mrs. Deng attended Cambridge Business College in 1993. Mrs. Lilly Deng is the wife of Mr. Long Deng.

We believe Mrs. Lilly Deng’s qualification to sit on our board of directors includes her knowledge of NYM, especially its wholesale business, her extensive expertise in company financial management, and established relationships with service providers.

Mei Deng became our Vice President of Human Resources in February 2017 in connection with the closing of the Transactions. She has been the Vice President of Human Resources of NYM since January 2016. She joined Strong America as a Sales Assistant in 1998 primarily in charge of custom applications for the import of goods and materials. Ms. Deng was promoted to General Manager of Strong America in 2008. She is the sister of Mr. Deng.

Jianming You became our director in February 2017 in connection with the closing of the Transactions. Mr. You is a famous film and television producer in China and has filmed over 1000 episodes of television dramas. Since 1993, Mr. You has served as Chairman of the Board and President of CHS Media, a film producing, importing and distribution company founded in Guangzhou, China. Since 2015, Mr. You has been the Vice Chairman of Board of Wuhan DDMC Culture Co., Ltd (formerly Wuhan Double Co., Ltd., ticker SH600136), a public company listed on Shanghai Securities Exchange operating in film production and distribution, phosphate ore trading, advertising production and distribution and student housing management. From 1985 to 1993 Mr. You worked as a director at Xiangxi TV, a director at Hunan TV Art Department and a producer and distributor at Zhongshan TV Art Center in China. Mr. Yu graduated from HuaiHua University in 1985 and later named as a tenured professor by the university.

We believe Mr. You’s qualification to sit on our board of directors include his seasoned professionalism in public company operation, knowledge of advertising and modern media and business connections.

Mark Fang became our director in May 2017. Mr. Fang is a New York attorney and the present Director of the Department of Consumer Protection in Westchester County. He previously served as the executive director of the Westchester County Human Rights Commission. Mr. Fang is also a former New York State Assistant Attorney General, Assistant District Attorney in Westchester County, and Counsel to the Consumer Affairs Committee of the New York City Council. Mr. Fang is a commissioned officer in the United States Army Reserves holding the rank of Lieutenant Colonel and a veteran of the nation’s war on terrorism.

We believe Mr. Fang’s qualifications to sit on our board of directors include his expertise and experience in law, regulatory and compliance systems, and issues in a full spectrum of organizations from industry to government to the military will greatly enhance the Board’s operations and oversight and benefit our company as we expand our grocery operations and create long-term value for our shareholders.

Henry Chang-Yu Lee became our director in February 2017 in connection with the closing of the Transactions. Mr. Lee is a Chinese-born American forensic scientist. He is one of the world’s foremost forensic scientists and founder of the Henry C. Lee Institute of Forensic Science. Mr. Lee is currently the Chief Emeritus for Scientific Services for the State of Connecticut. Lee is an occasional lecturing professor of forensic science at the University of New Haven, where he has helped to set up the Henry C. Lee Institute of Forensic Science and he is also a visiting professor at the East China University of Political Science and Law. Previously, he had served as Connecticut’s Commissioner of Public Safety, the Director of the Connecticut State Police Forensic Science Laboratory, and as the state’s chief criminalist from 1979 to 2000. Mr. Lee graduated in 1960 from the Central Police College in Taiwan with a degree in Police Science. In 1972, after coming to the United States to pursue his education, he earned a B.S. in Forensic Science from John Jay College of Criminal Justice in New York. He went on to study science and biochemistry at New York University and earned his M.S. in 1974 and Ph. D. in Biochemistry in 1975.

We are honored to have Mr. Lee join our board. We believe Mr. Lee will provide the Company with invaluable social resources which would benefit the Company’s expansion and development.

Mr. You, Mr. Fang and Mr. Lee are independent directors. Mr. Fang will be Chairman of Audit Committee.

Alfred Chung-Chieh Ying has served as our Chief Financial Officer since May 17, 2017. Mr. Ying served as investor relations director and senior adviser to the board of Safe-Run Machinery (Suzhou)Co. from December 2015 to January 2017, Overseas Investment Director for Union Life Insurance Company from October 2014 to September 2015, Vice President of equity research and investment banking at Piper Jaffrey Asia Securities Ltd./China Minsheng Banking Corp. from September 2011 to September 2014, Vice President of investor relations and M&A at Daphne International Holdings Limited from August 2007 to March 2011, Executive Vice President of equity research at Grand Cathay Securities from January 2005 to July 2007 and director, head of Asian technology research and head of Taiwan at BNP Paribas Peregrine Securities Ltd. from October 1998 to December 2004. Mr. Ying received his Master of Business Administration Degree from the University of New South Wales, Master of Science Degree in Mechanical Engineering from the National Chiao Tung University, and Bachelor of Science Degree in Mechanical Engineering from the National Cheng Kung University.

Board Leadership Structure and Role in Risk Oversight

One person currently holds the positions of principal executive officer and chairman of the Board of Company.  The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the directors may designate a Chairman of the Board from among any of the directors.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the consolidation of these roles is appropriate because it allows Mr. Dengto bring a wider perspective to the deliberations of the Board on matters of corporate strategy and policy.  The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

The Company’s management is responsible for identifying, assessing and managing the material risks facing the business. The Board and, in particular, the Audit Committee are responsible for overseeing the Company’s processes for assessing and managing risk.  Each of the Chief Executive Officer and Chief Financial Officer, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational, environmental and business risks to which the Company is or may be subject, as well as mitigation strategies for certain salient risks.  In accordance with NASDAQ Capital Market requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses the Company’s business and financial risk management and risk assessment policies and procedures with senior management, the Company’s independent auditor.  The Audit Committee reports its risk assessment function to the Board.  The roles of the Board and the Audit Committee in the risk oversight process have not affected the Board leadership structure.  Although the board has not formally designated a lead independent director, Mr. Fang, the chairman of the audit committee, has led the executive session of the independent directors.

The Board of Directors held no meetings from the closing of the Business Combination on February 10, 2017 through March 31, 2017, but acted by written consent three times. During fiscal year ended March 31, 2017, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

It is the policy of the Board of Directors that all directors should attend the annual meeting of stockholders in person or by teleconference. Last year the Company did not hold an annual meeting as its special meeting of stockholders held to approve its business combination included a proposal providing for the election of directors.

Audit Committee

Effective August 12, 2015, we established an audit committee of the board of directors, which currently consists of Jianming You, Mark Fang and Henry Chang-Yu Lee, each of whom is an independent director under the NASDAQ’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mark Fang qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective August 12, 2015, we have established a nominating committee of the board of directors, which currently consists of Jianming You, Mark Fang and Henry Chang-Yu Lee, each of whom is an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective as of August 12, 2015, we established a compensation committee of the board of directors, which consists of Jianming You, Mark Fang and Henry Chang-Yu Lee, each of whom is an independent director under NASDAQ’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the year ended March 31, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that each of our officers and directors at the closing of the Business Combination filed a late Form 3 upon closing of the Business Combination.

Code of Ethics

On August 12, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to iFresh, Inc., 2-39 54th Avenue Long Island City, NY.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Board of Directors.

Background and Compensation Philosophy

The Compensation Committee of our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Compensation Committee in determining the compensation of our executive officers.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits for the Company to continue to be successful.

Base Salary and Bonus - The value of base salary and bonus for each our executive reflects his or her skill set and the market value of that skill set in the sole discretion of the Board of Directors.

Equity Incentives - The Company and its subsidiaries have not established an equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Board of Directors determines that it is in the best interest of the Company and its stockholders to do so.

Retirement Benefits - Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites - We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation - We do not provide our executives the opportunity to defer receipt of annual compensation.

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2017 and 2016 and should be read in conjunction with the Compensation Discussion and Analysis.

Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock and Option Awards Number	All Other Compensation ($)	Total ($)
Long Deng	2017	717,170	—	—	—
(Director, Chief Executive Officer and Chief Operating Officer)	2016	1,067,500	—	—	—	1,067,500
						—
Lilly Deng	2017	100,000	—	—	—
(Vice President of Legal and Finance)	2016	115,960	—	—	—	115,960
						—
Mei Deng	2017	83,200	—	—	—
(Vice President of Human Resources)	2016	83,100	—	—	—	83,100

Grants of Plan Based Awards

None of iFresh’s named executive officers participate in or have account balances in any plan based award programs.

Employment Agreements

None of iFresh’s named executive officers have employment agreements with iFresh .

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

None of iFresh’s named executive officers has ever held options to purchase interests in it or other awards with values based on the value of its interests.

Pension Benefits

None of iFresh’s named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by it.

Nonqualified Deferred Compensation

None of iFresh’s named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by it.

ITEM 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following tables sets forth information regarding the beneficial ownership of iFresh’s common stock as of June 28, 2017:

●	each person known to iFresh who will be the beneficial owner of more than 5% of any class of its stock immediately after the Business Combination;
●	each of its officers and directors; and
●	all of its officers and directors as a group.

Unless otherwise indicated, iFresh believes that all persons named in the table will have, immediately after the consummation of the Business Combination, sole voting and investment power with respect to all iFresh securities beneficially owned by them.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. Except as indicated by the footnotes below, iFresh believes, based on the information furnished to it, that the persons and entities named in the table below will have, immediately after the consummation of the Business Combination, sole voting and investment power with respect to all stock that they beneficially own, subject to applicable community property laws. All iFresh stock subject to options or warrants exercisable within 60 days of the consummation of the Acquisition are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 14,123,032 shares of iFresh common stock outstanding on June 28, 2017. The table below assumes that no E-Compass ordinary shares have been redeemed.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Long Deng	11,556,000	(3)	80.79%
Mei Deng	20,000		*
Lilly Deng	11,556,000	(2)(3)	80.79%
Jianming You	0		0
Mark Fang	0		0
Henry Chang-Yu Lee	0		0
All directors and executive officers as a group (seven individuals)	11,576,000		82.0%

Five Percent Holders:
Bluejet LLC	833,333		5.9%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o iFresh Inc. at 2-39 54th Avenue Long Island City, NY 11101.
(2)	Consists of shares beneficially owned by Long Deng, Mrs. Deng’s husband.
(3)	Consists of (i) 11,156,000 shares owned by Mr. Deng, (ii) 176,000 shares Mr. Deng has the right to vote pursuant to the terms of an Escrow Agreement entered into in connection with the Transactions, and (iii) 208,000 shares that Mr. Deng has the right to acquire pursuant to the terms of a purchase agreement entered into with a third party seller.
(4)	Pursuant to a Schedule 13G filed by the beneficial owner dated February 28, 2017. Pursuant to such schedule, the address of the beneficial owner is C/O Lian Fang, Withers Bergman LLP, 430 Park Avenue, 10th Floor, New York, NY 10022 and Zengxi Hao is the authorized signatory for the beneficial owner.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the years ended March 31, 2017and 2016to related parties which are directly or indirectly owned by Mr. Long Deng, the majority shareholder of iFresh, and not eliminated in the consolidated financial statements.

Year ended March 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$46,170	$31,289	$2,832,018
Pacific Supermarkets Inc.	57,669	34,230	3,201,198
NY Mart MD Inc.	45,647	-	2,634,650
Spring Farm Inc.	-	-	6,114
Spicy Bubbles, Inc.	-	-	102,580
NYM Milford, LLC			79,320
Pine Court Chinese Bistro	-	-	169,813
	149,486	$65,519	$9,050,553

Year ended March 31, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$41,216	$21,768	$1,508,394
Pacific Supermarkets Inc.	53,648	25,656	3,251,159
NY Mart MD Inc.	19,981	-	1,014,874
Spring Farm Inc.	-	-	6,862
Spicy Bubbles, Inc.	-	-	100,994
Pine Court Chinese Bistro	-	-	320,994
	$114,845	$47,424	$6,203,277

Long-Term Operating Lease Agreement with a Related Party

iFresh leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of iFresh, and will expire on April 30, 2026. Rent incurred to the related party was $698,000 and $588,000 for the fiscal years ended on March 31, 2017 and 2016, respectively.

Due to a shareholder

iFresh at times borrowed funds from Mr. Long Deng, the majority shareholder, before March 31, 2014 for working capital purposes. All balances due had been paid off for the year ended March 31, 2016.

ITEM 14 Accountant Fees and Services

On March 28, 2016, UHY LLP (“UHY”) resigned as the independent registered public accountants of the Company. The Company subsequently appointed Friedman LLP as the Company’s new independent registered public accountants. Aggregate fees billed to the Company by Friedman and the Company’s previous principal independent accountants, during the last two fiscal years were as follows:

Fees	2017	2016

Audit Fees(1)
Friedman	$300,000	$300,000

Audit Related Fees
Friedman	$10,000	$10,000

Total	$310,000	$310,000

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

●	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
●	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or
●	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and the Company;
●	whether the service places the auditor in the position of auditing his or her own work;
●	whether the service results in the auditor acting as management or an employee of the Company; and
●	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements – iFresh, Inc. and Subsidiaries

The following are contained in this 2017 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.
●	Consolidated Balance Sheets as of March 31, 2017 and 2016.
●	Consolidated Statements of Income for the years ended March 31, 2017 and 2016.
●	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2017 and 2016.
●	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016.
●	Notes to Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-22 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits

Exhibit No.	Description
2.1	Merger Agreement(1)
3.1	Amended and Restated Certificate of Incorporation of iFreshInc.(2)
3.2	Amended and Restated Bylaws of iFreshInc. .(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Right Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and E-Compass(3)
10.1	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the E-Compass’s Initial Shareholders.(3)
10.2	Registration Rights Agreement between the Company and certain security holders of E-Compass.(3)
10.3	Form of Option Agreement(4)
10.4	Form of Voting Agreement(5)
10.5	Form of Registration Rights Agreement(6)
16.1	Letter of UHY. dated April 1, 2016 (7)
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form of Audit Committee Charter. (6)
99.2	Form of Nominating Committee Charter. (6)
99.3	Form of Compensation Committee Charter.(6)

* Filed herewith.

(1)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated July 25, 2016.
(2)	Incorporated by reference to iFresh’s Registration Statement on S-4/A dated December 9, 2016.
(3)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated August 12, 2015.
(4)	Incorporated by reference to Annex B to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(5)	Incorporated by reference to Annex C to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(6)	Incorporated by reference to E-Compass’s Registration Statement on S-1/A on July 24, 2015.
(7)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated April 1, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2017	By:	/s/ Long Deng
By: Long Deng
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2017	By:	/s/ Long Deng
	Name:	Long Deng
	Title:	Chief Executive Officer , Chief Operating Officer and Chairman
(Principal Operating Officer)

Date: June 29, 2017	By:	/s/ Alfred Chung-Chieh Ying
	Name:	Alfred Chung-Chieh Ying
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: June 29, 2017	By:	/s/ Lilly Deng
	Name:	Lilly Deng
	Title:	Director

Dated: June 29, 2017	By:	/s/ Jianming You
	Name:	Jianming You
	Title:	Director

Dated: June 29, 2017	By:	/s/ Mark Fang
	Name:	Mark Fang
	Title:	Director

Dated: June 29, 2017	By:	/s/ Henry Chang-Yu Lee
	Name:	Henry Chang-Yu Lee
	Title:	Director

iFRESH, INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

iFresh, Inc.

We have audited the accompanying consolidated balance sheets of iFresh, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

June 29, 2017

iFRESH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,508,362	$551,782
Accounts receivable, net	2,272,011	1,814,533
Inventories, net	9,796,984	8,200,557
Prepaid expenses and other current assets	981,017	473,608
Advances to related parties	14,852,083	-
Total current assets	30,410,457	11,040,480
Property and equipment, net	9,290,674	9,770,382
Intangible assets, net	1,300,001	1,433,333
Security deposits	912,346	925,477
Deferred income taxes	86,799	-
Advances to related parties	-	5,368,002
Total assets	$42,000,277	$28,537,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,364,071	10,545,342
Deferred revenue	206,737	145,497
Bank loans, current, net	1,144,568	30,185
Notes payable, current	262,578	208,059
Capital lease obligations, current	51,376	48,303
Accrued expenses	730,392	1,026,871
Taxes payable	1,769,398	1,693,872
Other payables, current	501,213	654,175
Total current liabilities	17,030,333	14,352,304
Bank loans, non-current, net	12,779,838	3,561,609
Notes payable, non-current	379,376	424,291
Capital lease obligations, non-current	59,907	40,468
Deferred rent	5,424,134	4,930,154
Other payables, non-current	34,800	37,800
Deferred income taxes, net	-	79,422
Total liabilities	35,708,388	23,426,048

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,103,033 and 12,000,000 shares issued and outstanding as of March 31, 2017 and 2016, respectively	1,410	1,200
Additional paid-in capital	9,075,025	9,445,346
Accumulated deficit	(2,784,546)	(4,334,920)
Total shareholders’ equity	6,291,889	5,111,626
Total liabilities and shareholders’ equity	$42,000,277	28,537,674

See accompanying notes to the consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	March 31,	March 31,
	2017	2016
Net sales	$121,826,207	$125,021,947
Net sales-related parties	9,050,553	6,203,277
Total net sales	130,876,760	131,225,224
Cost of sales	87,610,153	91,738,333
Cost of sales-related parties	8,162,545	5,520,917
Occupancy costs	7,219,860	7,367,155
Gross profit	27,884,202	26,598,819

Selling, general and administrative expenses	25,734,216	20,718,062
Income from operations	2,149,986	5,880,757
Interest expense, net	(303,894)	(215,494)
Other income	1,360,616	992,620
Income before income taxes	3,206,708	6,657,883
Income tax provision	(1,656,334)	(3,016,874)
Net income	$1,550,374	$3,641,009

Net income per share:
Basic	$0.13	$0.30
Diluted	$0.13	$0.30
Weighted average shares outstanding:
Basic	12,282,325	12,000,000
Diluted	12,282,325	12,000,000

See accompanying notes to the consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	amount	Capital	Deficit	Total
Balances at March 31, 2015	-	$-	12,000,000	$1,200	$9,445,346	$(7,975,929)	$1,470,617
Net income	-	-	-	-	-	3,641,009	3,641,009
Balances at March 31, 2016	-	-	12,000,000	1,200	$9,445,346	$(4,334,920)	5,111,626
Shares issued in connection with the reverse acquisition	-	-	2,103,033	210	(370,321)	-	(370,111)
Net income	-	-	-	-	-	1,550,374	1,550,374
Balances at March 31, 2017	-	$-	14,103,033	$1,410	$9,075,025	$(2,784,546)	$6,291,889

The accompanying notes are an integral part of these consolidated financial statements.

iFRESH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,550,374	$3,641,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,562,043	1,397,031
Amortization expense	178,957	133,334
Allowance for bad debt	-	26,931
Deferred income taxes	(166,221)	1,102,505
Loss on disposal of property and equipment	-	36,454
Changes in operating assets and liabilities:
Accounts receivable	(457,478)	231,916
Inventories	(1,596,427)	1,516,342
Prepaid expenses and other current assets	(507,409)	52,897
Security deposits	13,131	(182,698)
Accounts payable	1,818,729	(1,691,824)
Deferred revenue	61,240	45,903
Accrued expenses	(296,479)	(227,461)
Taxes payable	75,526	1,459,942
Deferred rent	493,980	600,681
Other liabilities	(155,961)	(124,500)
Net cash provided by operating activities	2,574,005	8,018,462
Cash flows from investing activities
Advances to related parties	(9,854,432)	(5,368,002)
Acquisition of property and equipment	(736,767)	(1,961,225)
Cash proceeds from acquisition of E-Compass	240	-
Net cash used in investing activities	(10,590,959)	(7,329,227)
Cash flows from financing activities
Payments on amount due to shareholder	-	(1,124,407)
Borrowings against Term loan	15,000,000	-
Borrowings against lines of credit	200,000	3,612,138
Repayments on term loan	(3,791,795)	-
Repayments on lines of credit borrowings	(208,719)	(2,884,464)
Borrowings on notes payable	-	167,658
Repayments on notes payable	(258,254)	(335,139)
Payments on capital lease obligations	(55,198)	(67,977)
Payment for debt issuance cost	(912,500)	-
Net cash provided by (used in) financing activities	9,973,534	(632,191)
Net increase in cash and cash equivalents	1,956,580	57,044
Cash and cash equivalents at beginning of the year	551,782	494,738
Cash and cash equivalents at the end of the year	$2,508,362	$551,782
Supplemental disclosure of cash flow information
Cash paid for interest	$304,483	$218,619
Cash paid for income taxes	$1,747,028	$461,435
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations	$345,567	$6,993

See accompanying notes to the consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Organization and General

iFresh Inc. (“iFresh”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below under “Redomestication”). E-Compass was incorporated in Cayman Islands on September 23, 2014 as a blank check company whose objective is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that gives E-Compass control over such a target business (a “Business Combination”).

Redomestication

On July 25, 2016, iFresh entered into the Merger Agreement with E-Compass , iFresh Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of iFresh, and NYM Holding, Inc. (“NYM”), the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger Agreement, on February 10, 2017, E-Compass would merge with and into iFresh in order to redomesticate E-Compass into Delaware (the “Redomestication Merger”). At the time of the Redomestication, each E-Compass ordinary share was converted into one share of common stock of iFresh and each E-Compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh common stock on the consummation of the Business Combination. In connection with the Redomestication, E-Compass ceased to exist and iFresh is the surviving corporation and successor registrant that will continue to file reports under Section 12(b) of the Securities Exchange Act of 1934.

Business Combination

On February 10, 2017, after the Redomestication Merger, Merger Sub merged with and into NYM, resulting in NMY being a wholly owned subsidiary of iFresh (the “Merger”). The transaction constituted as a business combination. iFresh closed the business combination by paying NYM’s stockholders an aggregate of: (i) $5 million in cash, plus, (ii) 12,000,000 shares of iFresh’s common stock (the deemed value of the shares in the Merger Agreement) as consideration. At closing, iFresh also executed an option agreement to acquire up to additional four supermarkets prior to March 31, 2017 for aggregate consideration of $10 million in cash, less any advances or receivables owed to the Company (see Note 6). The acquisition of these four supermarkets was delayed and now is expected to be completed by August 31, 2017.

In connection with the closing, holders of 1,937,967 of the Company’s ordinary shares elected to redeem their shares and iFresh paid $20,154,857 ($10.40 per share in accordance with Redemption Clause) in connection with such redemption. Also on February 10, 2017, iFresh repurchased 1,500,000 of such non-redeemable shares promptly at a purchase price of $10.00 per share according to an agreement with Handy Global Limited signed on January 11, 2017. On February 10, 2017, iFresh entered into an agreement to repurchasee 200,000 shares of its common stock from Lodestar Investment Holdings Corporation for $200.00. At the closing of the Redomestication Merger: (i) one share of iFresh common stock for each share of E-Compass common stock, resulting in 1,872,033 non-redeeming E-Compass common stock being converted into iFresh common stock; (ii) Each ten E-Compass rights were converted into one share of common stock of iFresh, resulting in 4,310,010 E-Compass rights automatically converted into 431,000 shares of the iFresh’s common stock.

Prior to the closing of the Redomestication Merger and Business Combination, there were 5,310,000 shares of E-Compass shares issued and outstanding. After the redemption of 1,937,967 shares, the repurchase of 1,700,000 shares and the conversion of 4,310,010 E-Compass rights into 431,000 shares, there were 2,103,033 shares of E-Compass’s common stock being re-domesticated into the iFresh’s common stock. With the new issuance of the 12,000,000 share of iFresh’s common stock in connection with the Business Combination, there were a total of 14,103,033 shares of iFresh’s common stock issued and outstanding as of March 31, 2017.

The above-mentioned business combination with NYM will be accounted for as a reverse acquisition at the date of the consummation of the transaction since the shareholders of NYM own at least 83.9% of the outstanding ordinary shares of iFresh immediately following the completion of the transaction. Accordingly, NYM will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of NYM. As a result, following the Business Combination, the historical financial statements of NYM and its subsidiaries are treated as the historical financial statements of the combined company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the iFresh financial statements after consummation of the transaction will be those of NYM and will be recorded at the historical cost basis of NYM. NYM’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of iFresh upon consummation of the transaction.

iFresh, NYM and its subsidiaries (herein collectively referred to as the “Company” ) is an Asian/Chinese supermarket chain with multiple retail locations and its own distribution operations, all located along the East Coast of the United States. The Company offers seafood, vegetables, meat, fruit, frozen goods, groceries, and bakery products through its retail stores.

2. Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of iFresh, NYM and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company has two reportable and operating segments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results.

3. Summary of Significant Accounting Policies

Significant Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates included, but are not limited to: allowance for estimated uncollectible receivables, inventory valuations, lease assumptions, impairment of long-lived assets, impairment of intangible assets, and income taxes. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to confirm the current period presentation.

Restricted Cash

Restricted cash represents cash held by depository banks in order to comply with the provisions of certain debt agreements.

Accounts Receivable

Accounts receivables consist primarily of uncollected amounts from customer purchases (primarily from the Company’s two distribution operations), credit card receivables, and food stamp vouchers and are presented net of an allowance for estimated uncollectible amounts.

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance.

Inventories

Inventories consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts).

The Company’s wholesale and retail non-perishable inventory is valued at the lower of cost or market using weighted average method.

Operating Leases

The Company leases retail stores, warehouse facilities and administrative offices under operating leases. Incentives received from lessors are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. Store lease agreements generally include rent escalation provisions. The Company recognizes escalations of minimum rents as deferred rent and amortizes these balances on a straight-line basis over the term of the lease.

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both March 31, 2017 and 2016. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

Deferred financing costs

The Company presents deferred financing costs as a reduction of the carrying amount of the debt rather than as an asset. Deferred financing costs are amortized over the term of the related debt using the effective interest method and reported as interest expense in the consolidated financial statements.

Fair Value Measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in accordance with U.S GAAP. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the impairment analysis of intangible assets and long-lived assets.

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of March 31, 2017 and 2016, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Revenue Recognition

For retail sales, revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of coupons are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by customers. For wholesales sales, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Earlier application is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU No. 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. For all other entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted. The amendments in this ASU may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of this revised guidance on its consolidated financial statements

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of breakage for certain prepaid stored-value products.” ASU No. 2016-04 provides a narrow scope exception to the guidance in Subtopic 405-20 to require that stored-value breakage be accounted for consistently with the breakage guidance in Topic 606. The amendments in this update contain specific guidance for derecognition of prepaid stored-value product liabilities, thereby eliminating the current and potential future diversity. This guidance will be effective for the Company for its fiscal year 2019, with early adoption permitted. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU should be adopted on a modified retrospective basis. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including an adoption in an interim period. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this ASU on the statement of cash flows will increase cash and cash equivalents by the amount of the restricted cash on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Accounts Receivable

A summary of accounts receivable, net is as follows:

	March 31,	March 31,
	2017	2016
Customer purchases	$2,133,689	$1,748,562
Credit card receivables	134,177	127,314
Food stamps	62,900	88,576
Others	29,250	26,621
Total accounts receivable	2,360,016	1,991,073
Allowance for bad debt	(88,005)	(176,540)
Accounts receivable, net	$2,272,011	$1,814,533

5. Inventories

A summary of inventories, net is as follows:

	March 31,	March 31,
	2017	2016
Non-perishables	$8,339,787	$7,067,538
Perishables	1,535,777	1,193,725
Inventories	9,875,564	8,261,263
Allowance for slow moving or defective inventories	(78,580)	(60,706)
Inventories, net	$9,796,984	$8,200,557

6. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

Entities	March 31,	March 31,
	2017	2016
New York Mart, Inc.	$142,791	$124,264
New York Mart N. Miami Inc.	6,511,427	935,669
Pacific Supermarkets Inc.	591,404	993,294
NY Mart MD Inc.	4,165,339	2,293,992
New York Mart CT Inc.	871,966	-
Advances - related parties	$12,282,927	$4,347,219

New York Mart, Inc.	476,884	241,919
Pacific Supermarkets Inc.	604,469	259,604
NY Mart MD Inc.	1,426,303	519,260
New York Mart CT Inc.	61,500	-
Receivables – related parties	2,569,156	1,020,783
Total advances and receivables – related parties	$14,852,083	$5,368,002

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting these advances and receivables into deposits towards the purchase price upon planned acquisitions of these entities, which are directly or indirectly owned by Mr. Long Deng, the majority shareholder and the Chief Operating Officer of the Company. The accounts receivable due from the related parties relate to the sales to these related parties (see Note 14). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng. Most of these entities are newly established and have limited or no operations since their inception. The Company originally expected to complete acquisitions of these entities prior to March 31, 2017 but was delayed and now expects to complete the acquisition by August 31, 2017.

7. Property and Equipment

	March 31,	March 31,
	2017	2016
Furniture, fixtures and equipment	$12,112,418	$11,810,274
Automobiles	2,226,746	1,872,679
Leasehold improvements	2,082,214	1,653,743
Software	6,734	6,735
Total property and equipment	16,428,112	15,343,431
Accumulated depreciation and amortization	(7,137,438)	(5,573,049)
Property and equipment, net	$9,290,674	$9,770,382

Depreciation and amortization expense for the year ended March 31, 2017 and 2016 was $1,562,043 and $1,397,031, respectively.

8. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at		Balance at
	March 31,		March 31,
	2016	Additions	2017
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,066,667)	$(133,332)	$(1,199,999)
Intangible assets, net	$1,433,333	$(133,332)	$1,300,001

Amortization expense was $133,332 and $ 133,334 for the years ended March 31, 2017 and 2016, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending March 31,

2018	$133,333
2019	133,333
2020	133,333
2021	133,333
2022	133,333
Thereafter	633,336
Total	$1,300,001

9. Debt

A summary of the Company’s debt is as follows:

	March 31,	March 31,
	2017	2016
Lines of credit
Bank of America	-	3,492,695
Hong Kong and Shanghai Banking Corporation (“HSBC”)	-	99,099
Total borrowings against lines of credit	-	3,591,794
Less: current portion		(30,185)
Borrowings against lines of credit, non-current	$-	$3,561,609

Term Loan-KeyBank National Association	14,791,281	-
Less: Deferred financing cost	(866,875)	-
Less: current portion	(1,144,568)	-
Borrowings against lines of credit, non-current	$12,779,838	$-

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. No withdrawal against the credit line has been made as of March 31, 2017.

$15,000,000 of the term loan has been funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date. On December 23, 2016, the Company used the proceeds from the loan term to pay off the outstanding balance under the Bank of America credit line agreement and HSBC line of credit discussed below.

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding date, which is no later than December 23, 2021. $1,000,000 under the Delayed Draw Term Loan have been made as of the date of this report.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending March 31,

2018	$1,327,068
2019	1,363,753
2020	1,401,453
2021	1,440,195
2022	9,258,812
Total	$14,791,281

Simultaneously, the Company entered into an escrow agreement with Carnelian Bay Capital Inc. (“CBC”), a stockholder of E-Compass, and Loeb & Loeb LLP, acting as the escrow agent, pursuant to which, the Company agreed to set aside $1,030,000 (the “Escrow Fund”) from the proceeds received from the effective date term loan to pay for certain expenses associated with the Merger. As of March 31, 2017, the escrow account has been fully withdrawn for merger expense payments.

Bank of America - line of credit

On July 2, 2015, the Company’s subsidiary, Strong America Limited, as borrower, entered into a separate credit agreement with Bank of America. The credit agreement provided for a revolving credit of $3,500,000 (“BOA Facility No.1 Commitment”). The line of credit was to mature on July 2, 2017. The interest rate was equal to the LIBOR daily floating rate plus 3.5%. Under the same credit agreement on July 2, 2015, BOA agreed to provide a term loan to the Company in the amount of $160,000 (“BOA Facility No. 2 Commitment”). The term loan was to mature on July 20, 2020. The annual interest rate was 4.4%. Equipment and fixtures, inventory and receivables, with an aggregated carrying value of approximately $6 million as of March 31, 2016, owned by borrower were collateral for this line of credit. BOA Facility No.1 Commitment and BOA Facility No. 2 Commitment were unconditionally guaranteed by related parties of the Company.

The BOA Facility No.1 Commitment and BOA Facility No. 2 Commitment contain financial and restrictive covenants. The proceeds of BOA Facility No.1 Commitment were used for business purposes only and proceeds of BOA Facility No. 2 Commitment were used to pay off a loan from Volvo Financial Services to the borrower (See Note 11). The financial covenants require Strong America Limited to maintain a tangible net worth equal to at least $3,500,000 on a quarterly basis, and a basic fixed charge coverage ratio of at least 1.15:1.

In December 2016, the Company paid off the outstanding balance of the line of credit and term loan using the term loan proceeds from KeyBank discussed above.

Interest expense related to this credit facility was $112,800 and $104,406 for the years ended March 31, 2017 and 2016, respectively.

Hong Kong and Shanghai Banking Corporation - line of credit

On July 9, 2004 the Company’s subsidiary, New York Supermarket East Broadway Inc., as borrower, entered into a business line of credit agreement with Hong Kong and Shanghai Banking Corporation (“HSBC”). The business line of credit agreement provided for a revolving credit of $100,000. The interest rate was floating at the Wall Street Journal Prime rate plus 2%. Obligations under the line of credit with HSBC were personally guaranteed by Mr. Long Deng, the Company’s majority shareholder. The agreement did not specify a maturity date. In December 2016, the Company paid off the outstanding balance of this line of credit using the term loan proceeds from KeyBank discussed above.

Interest expense related to this line of credit with HSBC was $4,164 and $41,816 for the years ended March 31, 2017 and 2016.

10. Notes Payable

Notes payables consist of the following:

	March 31,	March 31,
	2017	2016
Expressway Motors Inc.
Secured by vehicle, 0%, principal of $490 due monthly through April 9, 2019	$12,247	$18,124
Secured by vehicle, 2.99%, principal and interest of $593 due monthly through February 1, 2021	25,281	32,455
Secured by vehicle, 0%, principal of $515 due monthly through April 24, 2019	11,780	11,780
Southeast Toyota Finance
Secured by vehicle, 6.84%, principal and interest of $777 due monthly through July 26, 2016	-	3,817
Hitachi Capital America Corp.
Secured by vehicle, 6.95%, principal and interest of $2,109 due monthly through September 18, 2019	57,927	80,076
Secured by vehicle, 7.35%, principal and interest of $2,219 due monthly through November 7, 2017	17,269	41,641
Secured by vehicle, 7.10%, principal and interest of $2,094 due monthly through March 28, 2018	24,186	48,526
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	48,478	-
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	37,810	47,466
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	22,660	29,191
Milea Truck Sales of Queens Inc.
Secured by vehicle, 8.42%, principal and interest of $4,076 due monthly through July 1, 2019	103,276	141,709
Secured by vehicle, 4.36%, principal and interest of $1,558 due monthly through February 20, 2018	16,768	34,311
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	39,455	62,222
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	25,790	32,160
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	26,310	34,826
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through June 1, 2022	39,025	-
Lee's Autors, Inc.
Secured by vehicle, 0.9%, principal and interest of $832 due monthly through July 22, 2017	3,321	14,046
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	42,684	-
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	87,687	-

Total Notes Payable	$641,954	$632,350
Current maturities	(262,578)	(208,059)
Long-term debt, net of current maturities	$379,376	$424,291

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending March 31,

2018	$262,578
2019	189,917
2020	107,537
2021	61,040
2022	20,882
Total	$641,954

11. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	March 31,	March 31,
	2017	2016
Capital lease obligations:
Current	$51,376	$48,303
Long-term	59,907	40,468
Total obligations	$111,283	$88,771

Interest expense on capital lease obligations for the years ended March 31, 2017 and 2016 amounted to $2,045 and $49,295, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending March 31,

2018	$55,978
2019	31,162
2020	19,356
2021	13,840
Total minimum lease payments	120,336
Less: Amount representing interest	(9,053)
Total	$111,283

12. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products or services. Based on management's assessment, the Company has determined that it has two operating segments as defined by ASC 280, consisting of wholesale and retail operations.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the years ended March 31, 2017 and 2016, respectively:

	Year ended March 31, 2017
	Wholesale	Retail	Total

Net sales	$24,096,957	$106,779,803	$130,876,760
Cost of sales	18,698,776	77,073,922	95,772,698
Retail occupancy costs	-	7,219,860	7,219,860
Gross profit	$5,398,181	$22,486,021	$27,884,202

Interest expense, net	$(150,376)	$(153,518)	$(303,894)
Depreciation and amortization	$235,098	$1,505,902	$1,741,000
Capital expenditure	$357,347	$724,987	$1,082,334
Segment income before income tax provision	$761,900	$2,444,808	$3,206,708
Income tax provision	$388,863	$1,267,471	$1,656,334
Segment assets	$10,179,969	$31,820,308	$42,000,277

	Year ended March 31, 2016
	Wholesale	Retail	Total

Net sales	$18,874,751	$112,350,473	$131,225,224
Cost of sales	16,307,108	80,952,142	97,259,250
Retail occupancy costs	-	7,367,155	7,367,155
Gross profit	$2,567,643	$24,031,176	$26,598,819

Interest expense, net	$(184,289)	$(31,205)	$(215,494)
Depreciation and amortization	$210,306	$1,320,059	$1,530,365
Capital expenditure	$105,940	$1,862,278	$1,968,218
Segment income before income tax provision	$341,557	$6,316,326	$6,657,883
Income tax provision	$105,369	$2,911,505	$3,016,874
Segment assets	$10,832,193	$17,705,481	$28,537,674

13. Income Taxes

iFresh is a Delaware holding company who is subject to the U.S. income tax.

NYM is taxed as a corporation for income tax purposes and as a result of the “Contribution Agreement” entered into in December 31, 2014 NYM has elected to file a consolidated federal income tax return with its eleven subsidiaries. NYM and the shareholders of the eleven entities, as parties to the Contribution Agreement, entered into a tax-free transaction under Section 351 of the Internal Revenue Code of 1986 whereby the eleven entities became wholly owned subsidiaries of the Company. As a result of the tax-free transaction and the creation of a consolidated group, the subsidiaries are required to adopt the tax year-end of its parent, NYM. NYM was incorporated on December 30, 2014 and has adopted a tax-year end of March 31.

Certain of the subsidiaries have incurred net operating losses (“NOL”) in tax years ending prior to the Contribution Agreement. The net operating losses are subject to the Separate Return Limitation Year (“SRLY”) rules which limit the utilization of the losses to the subsidiaries who generated the losses. The SRLY losses are not available to offset taxable income generated by members of the consolidated group.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $788,039 as of March 31, 2017 and $904,000 as of March 31, 2016.

The Company has approximately $2,318,000 and $2,486,000 of US NOL carry forward of which approximately $2,318,000 and $2,231,000 are SRLY NOL as of March 31, 2017 and March 31, 2016, respectively. For income tax purpose, those NOLs will expire in the year 2030 through 2034.

Income Tax Provision

The provision for income taxes consists of the following components:

	Years ended
	March 31,
	2017	2016
Current:	.
Federal	$1,230,772	$1,076,465
State	591,783	837,904
	1,822,555	1,914,369
Deferred:
Federal	(162,976)	979,725
State	(3,245)	122,780
	(166,221)	1,102,505

Total	$1,656,334	$3,016,874

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	For the years ended
	2017	2016
Expected tax at U.S. statutory income tax rate	34%	34%
State and local income taxes, net of federal income tax effect	14%	12%
Other non-deductible fees and expenses	1%	1%
Other	3%	-
Effective tax rate	52%	45%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	March 31,	March 31,
	2017	2016
Deferred Tax Asset/ (Liability):
Prepaid expenses	$-	$(5,061)
Deferred expenses	123,260	47,055
Sec 263A Inventory Cap	215,248	(3,315)
Deferred rent	2,467,259	2,215,822
Intangible assets	-	8,747
Depreciation and amortization	(2,718,968)	(2,383,829)
Net operating losses	788,039	945,420
Valuation allowance	(788,039)	(904,261)
Net Deferred Tax Asset (Liability)	$86,799	$(79,422)

14. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the year ended March 31, 2017 and 2016 to related parties which are directly or indirectly owned by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of March 31, 2017 and 2016 were included in advances and receivables – related parties (see Note 6).

Year ended March 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$46,170	$31,289	$2,832,018
Pacific Supermarkets Inc.	57,669	34,230	3,201,198
NY Mart MD Inc.	45,647	-	2,634,650
Spring Farm Inc.	-	-	6,114
Spicy Bubbles, Inc.	-	-	102,580
NYM Milford, LLC			100,390
Pine Court Chinese Bistro	-	-	173,603
	149,486	$65,519	$9,050,553

Year ended March 31, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$41,216	$21,768	$1,508,394
Pacific Supermarkets Inc.	53,648	25,656	3,251,159
NY Mart MD Inc.	19,981	-	1,014,874
Spring Farm Inc.	-	-	6,862
Spicy Bubbles, Inc.	-	-	100,994
Pine Court Chinese Bistro	-	-	320,994
	$114,845	$47,424	$6,203,277

Long-Term Operating Lease Agreement with a Related Party

The Company leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $698,000 and $588,000 for the years ended on March 31, 2017 and 2016, respectively.

15. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 10 years as of March 31, 2017.

Rent expense charged to operations under operating leases in the years ended March 31, 2017 and 2016 totaled $7,161,501 and $7,098,151, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at March 31, 2017 are as follows:

	Non-related parties	Related party	Total
2018	$5,981,052	$708,000	$6,689,052
2019	6,106,118	708,000	6,814,118
2020	6,258,154	708,000	6,966,154
2021	6,313,635	708,000	7,021,635
2022	6,055,296	708,000	6,763,296
Thereafter	53,996,644	2,891,000	56,887,644
Total payments	$84,710,899	$6,431,000	$91,141,899

16. Contingent Liability

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that the Company believes best serves the interests of its stakeholders. These matters have not resulted in any material losses to date.

Rent Dispute

Ming's Supermarket, Inc. (“Ming”), the subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, MA (the "Property"), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10 year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining to run if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

On February 22, 2015, a sprinkler pipe burst in the Property. This caused the Inspectional Services Department of the City of Boston (“ISD”) to inspect the Property. The ISD found a number of problems which have prevented further use of the Property. The ISD notified both landlord and tenant that the Property was only permitted for use as an elevator garage and that its use as a warehouse was never permitted and that a conditional use permit must be obtained from the City of Boston to make such use lawful. Moreover, the Property was found to have major structural issues requiring repair, as well as issues with the elevator and outside glass. The result of the ISD's findings are that Ming was ordered not to use the Property for any purpose unless and until the structural and other repairs are completed and its use as a warehouse is permitted by the Boston Zoning Board.

While the Lease provides that the elevator (approximate cost $400,000) and glass repairs (approximate cost $30,000) are the responsibility of the tenant, the structural repairs (approximate cost $500,000) are the landlord's responsibility under the Lease, unless the structural damage was caused by the tenant's misuse of the Property. In this regard Ming has retained an expert who will testify the structural damage to the building was caused by long term water infiltration and is not the result of anything Ming did. Ming initially sought for the landlord to perform the structural repairs and agreed that upon completion of those repairs, Ming would repair the elevator and the broken glass. In addition, Ming asked the landlord to cooperate in permitting use of the Property as a warehouse.

The landlord refused to either perform structural repairs or to cooperate on the permitting. As a result, as of April 2015, Ming stopped paying the landlord rent, since it was barred from using the Property by order of the ISD. The landlord then sued Ming for breach of the Lease and unpaid rent and Ming counterclaimed for constructive eviction and for damages resulting from the landlord's breach of its duty to perform structural repairs under the Lease.

It would appear the landlord wishes to use the current circumstances to terminate the lease or to cuase Ming to abandon it. The Lease is at considerably below market and impairs the landlord’s ability to sell the Property for a high price. The landlord is claiming damages of approximately $470,000 in unpaid rent and additional rent charges under the lease to date, plus for the cost of repairs. Ming is claiming damages in the mount of lost profits of $20,000 to$30,000 per month resulting from the loss if its warehouse space and for the landlord’s failure to undertake its responsibilities under the lease. Ming’s damages also include loss of the benefit of its below market lease. Ming is also seeking an order of the Court directing the landlord to perform the structural repairs.

The parties have been unable to agree on terms of a settlement and a trial will be needed to resolve this matter. A trial date of July 24, 2017 has been scheduled.

Given the complicated fact pattern and myriad of claims and counterclaims, a reasonable and probable estimate as to the potential exposure, if any, cannot be made at this time. While Ming is vigorously contesting any liability on its part for unpaid rent and believes it will recover affirmative damages against the landlord due to Ming’s constructive eviction from the Property, the ultimate outcome of this case is uncertain.

While discovery is ongoing and no guaranties or predications can be made at this time as to ultimate outcome, the Company believes that the facts and the law are favorable for Ming’s as to both its continuing liability for rent and its affirmative claim to recover damages.

Trade order dispute

A lawsuit has been filed against New York Mart Group, Inc. (”NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages in the amount of $116,878 representing the total amount of invoices Plaintiff is claiming pass due, penalty of $256,000 for the past due invoices and attorney cost which was estimated to be $80,000 to $90,000.

The Plaintiff claimed that NYMG and New Sunshine failed to pay for a shrimp order. NYMG and New Sunshine have raised various defenses, most of which center on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, who was a completely separate corporation than NYMG or New Sunshine.

The case went to trial on March 12 to15, 2017. On April 17, 2017, the Count ruled in favor of Plaintiff and against NYMG and New Sunshine in the amount of $385,492. NYMG hired a new law firm to appeal the case because it believes that there are new evidences and arguments that NYMG should not be held responsible for these damages. The appeal process will take approximately 1 year. During the appeal, NYMG will not be required to pay the amount under the Final Judgment. While discovery is ongoing and no guaranties or predications can be made at this time as to ultimate outcome, the Company and its attorney believe a fair estimate of the chance the Company will prevail on the appeal of the Final Judgment is approximately 50%. The principal shareholder of the Company, Mr. Long Deng, made a personal pledge to pay for the entire amount of the damage if the appeal is ruled against NYMG. The Company did not accrue any of this potential liability.

The Company evaluates contingencies on an ongoing basis and will establish loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated, and is not currently a party to any legal proceeding that management believes could have a material adverse effect on the Company’s results of operations, cash flows or balance sheet.

17. Subsequent Event

For purpose of preparing these consolidated financial statements, the Company considered events through June 29, 2017, which is the date the consolidated financial statements were available for issuance. There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

