Form 10-Q
period 2017-06-30
iFresh Inc
filed 2017-08-14
CIK 1681941

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38013

iFresh Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-066764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-39 54th Avenue Long Island City, New York

(Address of principal executive offices)

(718) 628 6200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 11, 2017, 14,123,032 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,173,203	$2,508,362
Accounts receivable, net	2,527,238	2,272,011
Inventories, net	11,084,727	9,796,984
Prepaid expenses and other current assets	1,159,666	981,017
Advances to related parties	15,712,108	14,852,083
Total current assets	31,656,942	30,410,457
Property and equipment, net	9,190,075	9,290,674
Intangible assets, net	1,266,668	1,300,001
Security deposits	972,376	912,346
Deferred income taxes	377,554	86,799
Total assets	$43,463,615	$42,000,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,758,877	12,364,071
Deferred revenue	207,387	206,737
Bank loans, current, net	1,088,024	1,144,568
Notes payable, current	265,828	262,578
Capital lease obligations, current	58,413	51,376
Accrued expenses	812,873	730,392
Taxes payable	1,769,398	1,769,398
Other payables, current	525,797	501,213
Total current liabilities	17,486,597	17,030,333
Bank loans, non-current, net	13,561,017	12,779,838
Notes payable, non-current	406,833	379,376
Capital lease obligations, non-current	81,180	59,907
Deferred rent	5,587,433	5,424,134
Other payables, non-current	49,800	34,800
Total liabilities	37,172,860	35,708,388

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,123,033 and 14,103,033 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	1,412	1,410
Additional paid-in capital	9,342,423	9,075,025
Accumulated deficit	(3,053,080)	(2,784,546)
Total shareholders’ equity	6,290,755	6,291,889
Total liabilities and shareholders’ equity	$43,463,615	42,000,277

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	June 30, 2017	June 30, 2016
Net sales	$30,127,855	$28,685,300
Net sales-related parties	2,400,671	1,604,592
Total net sales	32,528,526	30,289,892
Cost of sales	21,702,740	20,778,908
Cost of sales-related parties	1,991,930	1,331,392
Occupancy costs	1,942,842	1,840,067
Gross profit	6,891,014	6,339,525

Selling, general and administrative expenses	7,484,823	6,225,909
Income (Loss) from operations	(593,809)	113,616
Interest expenses, net	(167,539)	(43,574)
Other income	201,905	245,238
Income(Loss) before income taxes	(559,443)	315,280
Income tax provision (benefit)	(290,910)	137,535
Net income (Loss)	$(268,533)	$177,745

Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average shares outstanding:
Basic	14,116,589	12,000,000
Diluted	14,116,589	12,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income (Loss)	$(268,533)	$177,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	403,061	379,557
Amortization expense	78,958	33,333
Deferred income tax expense (benefit)	(290,755)	51,848
Stock based compensation	267,400	-
Changes in operating assets and liabilities:
Accounts receivable	(255,227)	90,555
Inventories	(1,287,743)	(1,382,313)
Prepaid expenses and other current assets	(178,647)	(193,011)
Security deposits	(60,031)	168,695
Accounts payable	394,804	1,978,885
Deferred revenue	650	21,987
Accrued expenses	82,481	238,192
Taxes payable	-	(189,973)
Deferred rent	163,299	155,191
Other liabilities	39,584	(98,529)
Net cash provided by (used in) operating activities	(910,699)	1,432,162
Cash flows from investing activities
Advances to related parties	(860,025)	(1,238,905)
Acquisition of property and equipment	(165,018)	(436,162)
Net cash used in investing activities	(1,025,043)	(1,675,067)
Cash flows from financing activities
Borrowings against lines of credit	1,000,000	200,000
Repayments on lines of credit borrowings	(320,990)	(104,527)
Borrowings on notes payable	-	157,820
Repayments on notes payable	(65,887)	(61,259)
Payments on capital lease obligations	(12,540)	(13,426)
Net cash provided by financing activities	600,583	178,608
Net decrease in cash and cash equivalents	(1,335,159)	(64,297)
Cash and cash equivalents at beginning of the period	2,508,362	551,782
Cash and cash equivalents at the end of the period	$1,173,203	$487,485
Supplemental disclosure of cash flow information
Cash paid for interest	$120,446	$43,634
Cash paid for income taxes	$-	$280,001
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$137,443	$157,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination

On February 10, 2017, after the Redomestication Merger, Merger Sub merged with and into NYM, resulting in NMY being a wholly owned subsidiary of iFresh (the “Merger”). The transaction constituted a business combination. iFresh closed the business combination by paying NYM’s stockholders an aggregate of: (i) $5 million in cash, plus, (ii) 12,000,000 shares of iFresh’s common stock (the deemed value of the shares in the Merger Agreement) as consideration. At closing, iFresh also executed an option agreement to acquire up to additional four supermarkets prior to March 31, 2017 for aggregate consideration of $10 million in cash, less any advances or receivables owed to the Company (see Note 6). The option agreement subsequently expired unexercised.

In connection with the closing, holders of 1,937,967 of the Company’s ordinary shares elected to redeem their shares and iFresh paid $20,154,857 ($10.40 per share in accordance with Redemption Clause) in connection with such redemption. Also on February 10, 2017, iFresh repurchased 1,500,000 of such non-redeemable shares promptly at a purchase price of $10.00 per share according to an agreement with Handy Global Limited signed on January 11, 2017. On February 10, 2017, iFresh entered into an agreement to repurchasee 200,000 shares of its common stock from Lodestar Investment Holdings Corporation for $200.00. At the closing of the Redomestication Merger: (i) one share of iFresh common stock for each share of E-Compass common stock, resulting in 1,872,033 non-redeeming E-Compass common stock being converted into iFresh common stock; (ii) each ten E-Compass rights were converted into one share of common stock of iFresh, resulting in 4,310,010 E-Compass rights automatically converting into 431,000 shares of the iFresh’s common stock.

Prior to the closing of the Redomestication Merger and Business Combination, there were 5,310,000 E-Compass shares issued and outstanding. After the redemption of 1,937,967 shares, the repurchase of 1,700,000 shares and the conversion of 4,310,010 E-Compass rights into 431,000 shares, there were 2,103,033 shares of E-Compass’s common stock being re-domesticated into the iFresh’s common stock. With the new issuance of the 12,000,000 shares of iFresh’s common stock in connection with the Business Combination, there were a total of 14,103,033 shares of iFresh’s common stock issued and outstanding after the business combination.

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

2. Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of iFresh, NYM and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim financial information as of June 30, 2017 and for the three months ended June 30, 2017 and 2016 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of June 30, 2017, its results of operations and its cash flows for the three months ended June 30, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both June 30, 2017 and March 31, 2017. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of June 30, 2017 and March 31, 2017, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

4. Accounts Receivable

A summary of accounts receivable, net is as follows:

	June 30,	March 31,
	2017	2017
Customer purchases	$2,352,195	$2,133,689
Credit card receivables	145,749	134,177
Food stamps	81,478	62,900
Others	35,821	29,250
Total accounts receivable	2,615,243	2,360,016
Allowance for bad debt	(88,005)	(88,005)
Accounts receivable, net	$2,527,238	$2,272,011

5. Inventories

A summary of inventories, net is as follows:

	June 30,	March 31,
	2017	2017
Non-perishables	$9,518,537	$8,339,787
Perishables	1,652,147	1,535,777
Inventories	11,170,684	9,875,564
Allowance for slow moving or defective inventories	(85,957)	(78,580)
Inventories, net	$11,084,727	$9,796,984

6. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

Entities	June 30,	March 31,
	2017	2017
New York Mart, Inc.	$1,394,366	$142,791
New York Mart N. Miami Inc.	5,711,427	6,511,427
Pacific Supermarkets Inc.	727,210	591,404
NY Mart MD Inc.	3,736,166	4,165,339
New York Mart CT Inc.	1,126,006	871,966
iFresh Glen Cove	141,577	-

Advances - related parties	$12,836,752	$12,282,927

New York Mart, Inc.	482,447	476,884
Pacific Supermarkets Inc.	544,981	604,469
NY Mart MD Inc.	1,786,428	1,426,303
New York Mart CT Inc.	61,500	61,500
Receivables – related parties	2,875,356	2,569,156
Total advances and receivables – related parties	$15,712,108	$14,852,083

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting these advances and receivables into deposits towards the purchase price upon planned acquisitions of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and the Chief Executive Officer of the Company. The accounts receivable due from the related parties relate to the sales to these related parties (see Note 14). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng. Most of these entities are newly established and have limited or no operations since their inception. The Company originally expected to complete acquisitions of these entities prior to March 31, 2017. As of the date of these financial statements, although the Company has not entered into definitive agreements, the Company is expecting to complete the acquisition of New York Mart N. Miami Inc., New York Mart CT Inc. and NY Mart MD Inc. in 2017. The Company has already completed the acquisition of iFresh Glen Cove from Mr. Long Deng in July 2017. The Company does not have current plans to acquire any other entities listed above.

7. Property and Equipment

	June 30,	March 31,
	2017	2017
Furniture, fixtures and equipment	$12,218,750	$12,112,418
Automobiles	2,321,696	2,226,746
Leasehold improvements	2,178,665	2,082,214
Software	6,734	6,734
Total property and equipment	16,725,845	16,428,112
Accumulated depreciation and amortization	(7,535,770)	(7,137,438)
Property and equipment, net	$9,190,075	$9,290,674

Depreciation expense for the three months ended June 30, 2017 and 2016 was $403,061 and $379,557, respectively.

8. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at		Balance at
	March 31,		June 30,
	2017	Additions	2017
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,199,999)	$(33,333)	$(1,233,332)
Intangible assets, net	$1,300,001	$(33,333)	$1,266,668

Amortization expense was $33,333 and $ 33,333 for the three months ended June 30, 2017 and 2016, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending March 31,

2018	$133,333
2019	133,333
2020	133,333
2021	133,333
2022	133,333
Thereafter	600,003
Total	$1,266,668

9. Debt

A summary of the Company’s debt is as follows:

	June 30,	March 31,
	2017	2017
Revolving Line of Credit-KeyBank National Association	$1,000,000
Less: current portion	-	-
Borrowings against Revolving Line of Credit, non-current	$1,000,000	$-

Term Loan-KeyBank National Association	14,470,291	14,791,281
Less: Deferred financing cost	(821,250)	(866,875)
Less: current portion	(1,088,024)	(1,144,568)
Bank Loan-Term Loan, non-current	$12,561,017	$12,779,838

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $1,000,000 of the revolving credit was used as of June 30, 2017.

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

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding date, which is no later than December 23, 2021. No withdrawal under the Delayed Draw Term Loan has been made as of June 30, 2017.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending June 30,

2018	$1,088,024
2019	1,208,832
2020	1,246,790
2021	1,285,797
2022	8,819,598
Total	$13,649,041

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

10. Notes Payable

Notes payables consist of the following:

	June 30,	March 31,
	2017	2017
Expressway Motors Inc.
Secured by vehicle, 0%, principal of $490 due monthly through April 9, 2019	$10,777	$12,247
Secured by vehicle, 2.99%, principal and interest of $593 due monthly through February 1, 2021	24,658	25,281
Secured by vehicle, 0%, principal of $515 due monthly through April 24, 2019	11,780	11,780
Southeast Toyota Finance
Secured by vehicle, 6.84%, principal and interest of $777 due monthly through July 26, 2016	-	-
Hitachi Capital America Corp.
Secured by vehicle, 6.95%, principal and interest of $2,109 due monthly through September 18, 2019	52,576	57,927
Secured by vehicle, 7.35%, principal and interest of $2,219 due monthly through November 7, 2017	10,892	17,269
Secured by vehicle, 7.10%, principal and interest of $2,094 due monthly through March 28, 2018	18,299	24,186
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	42,781	48,478
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	35,514	37,810
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	20,936	22,660
Milea Truck Sales of Queens Inc.
Secured by vehicle, 8.42%, principal and interest of $4,076 due monthly through July 1, 2019	93,153	103,276
Secured by vehicle, 4.36%, principal and interest of $1,558 due monthly through February 20, 2018	12,260	16,768
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	33,511	39,455
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	24,437	25,790
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	24,080	26,310
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through June 1, 2022	37,490	39,025
Lee's Autors, Inc.
Secured by vehicle, 0.9%, principal and interest of $832 due monthly through July 22, 2017	831	3,321
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	41,150	42,684
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	83,468	87,687

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December1, 2021	20,710	-
Toyota Finance
Secured by vehicle, 0%, principal and interest of $1,265 due monthly through April1, 2022	73,358	-
Total Notes Payable	$672,661	$641,954
Current maturities	(265,828)	(262,578)
Long-term debt, net of current maturities	$406,833	$379,376

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending March 31,

2018	$265,828
2019	198,985
2020	105,243
2021	76,898
2022	25,707
Total	$672,661

11. Capital lease obligations

The following capital lease obligations are included in the condensed consolidated balance sheets:

	June 30,	March 31,
	2017	2017
Capital lease obligations:
Current	$58,413	$51,376
Long-term	81,180	59,907
Total obligations	$139,593	$111,283

Interest expense on capital lease obligations for the three months ended June 30, 2017 and 2016 amounted to $1,539 and $773, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending March 31,

2018	$66,140
2019	43,372
2020	33,060
2021	11,849
Total minimum lease payments	154,421
Less: Amount representing interest	(14,828)
Total	$139,593

12. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operation results by the revenue of different products or services. Based on management's assessment, the Company has determined that it has two operating segments as defined by ASC 280, consisting of wholesale and retail operations.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the three months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30, 2017
	Wholesale	Retail	Total

Net sales	$6,169,107	$26,359,419	$32,528,526
Cost of sales	4,794,888	18,899,782	23,694,670
Retail occupancy costs	-	1,942,842	1,942,842
Gross profit	$1,374,219	$5,516,795	$6,891,014

Interest expense, net	$(9,344)	$(158,195)	$(167,539)
Depreciation and amortization	$67,805	$414,214	$482,019
Capital expenditure	$13,026	$289,435	$302,461
Segment income before income tax provision	$160,187	$(719,630)	$(559,443)
Income tax provision (benefit)	$83,297	$(374,207)	$(290,910)
Segment assets	$10,874,119	$32,589,496	$43,463,615

	Three months ended June 30, 2016
	Wholesale	Retail	Total

Net sales	$4,512,010	$25,777,882	$30,289,892
Cost of sales	3,347,985	18,762,315	22,110,300
Retail occupancy costs	-	1,840,067	1,840,067
Gross profit	$1,164,025	$5,175,500	$6,339,525

Interest expense, net	$41,702	$1,872	$43,574
Depreciation and amortization	$51,912	$360,978	$412,890
Capital expenditure	$185,965	$250,197	$436,162
Segment income before income tax provision	$(109,230)	$424,510	$315,280
Income tax provision	$4,804	$132,731	$137,535
Segment assets	$10,671,583	$20,380,045	$31,051,628

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $788,039 as of June 30, 2017 and $788,039 as of March 31, 2017.

The Company has approximately $2,815,000 and $2,318,000 of US NOL carry forward of which approximately $2,815,000 and $2,318,000 are SRLY NOL as of June 30, 2017 and March 31, 2017, respectively. For income tax purpose, those NOLs will expire in the year 2030 through 2034.

Income Tax Provision

The provision for income taxes consists of the following components:

	Three months ended
	June 30,
	2017	2016
Current:	.
Federal	$-	$46,282
State	-	39,405
	-	85,687
Deferred:
Federal	(187,542)	46,074
State	(103,368)	5,774
	(290,910)	51,848

Total	$(290,910)	$137,535

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Three months ended June 30,
	2017	2016
Expected tax at U.S. statutory income tax rate	34%	34%
State and local income taxes, net of federal income tax effect	14%	12%
Other non-deductible fees and expenses	1%	1%
Other	3%	(3%)
Effective tax rate	52%	44%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	June 30,	March 31,
	2017	2017
Deferred Tax Asset/ (Liability):
Deferred expenses	$129,610	$123,260
Sec 263A Inventory Cap	243,541	215,248
Deferred rent	2,550,379	2,467,259
Depreciation and amortization	(2,804,303)	(2,718,968)
Net operating losses	1,046,366	788,039
Valuation allowance	(788,039)	(788,039)
Net Deferred Tax Asset (Liability)	$377,554	$86,799

14. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the three months ended June 30, 2017 and 2016 to related parties which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of June 30, 2017 and 2016 were included in advances and receivables – related parties (see Note 6).

Three months ended June 30, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$13,629	$8,427	$525,023
Pacific Supermarkets Inc.	20,373	9,207	917,624
NY Mart MD Inc.	13,602	3,010	878,714
Spring Farm Inc.	-	-	1,192
Spicy Bubbles, Inc.	-	-	26,356
Pine Court Chinese Bistro	-	-	51,762
	47,604	$20,644	$2,400,671

Three months ended June 30, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$12,090	$2,240	$356,452
Pacific Supermarkets Inc.	14,666	3,080	770,124
NY Mart MD Inc.	11,585	-	407,925
Spring Farm Inc.	-	-	2,108
Spicy Bubbles, Inc.	-	-	26,992
Pine Court Chinese Bistro	-	-	40,991
	$38,341	$5,320	$1,604,592

Long-Term Operating Lease Agreement with a Related Party

The Company leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $177,000 and $167,000 for the three months ended on June 30, 2017 and 2016, respectively.

15. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 10 years as of June 30, 2017.

Rent expense charged to operations under operating leases in the three months ended June 30, 2017 and 2016 totaled $1,684,116 and $1,588,906, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at June 30, 2017 are as follows:

	Non-related parties	Related party	Total
2018	$6,508,400	$708,000	$7,216,400
2019	6,912,916	708,000	7,620,916
2020	7,072,229	708,000	7,780,229
2021	6,999,030	708,000	7,707,030
2022	6,859,699	708,000	7,567,699
Thereafter	54,594,073	2,714,000	57,308,073
Total payments	$88,946,347	$6,254,000	$95,200,347

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

The parties have been unable to agree on terms of a settlement and a trial will be needed to resolve this matter. A trial date of August 21, 2017 has been scheduled.

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

Most recently on August 11, 2017, approximately $196,000 in funds held in one of New York Mart’s bank accounts at TD Bank was ordered by the Court to be frozen until the appeal has been concluded, after plaintiff trying to seize these funds as part of an effort to enforce the aforementioned judgement.

 Once the appeal is concluded, the ownership of the $196,000 will be determined. SKKR is not permitted to take any other action to enforce this judgment, including attempting to seize any other funds in the TD Bank accounts, any other funds, any assets owned by NYM. Accordingly, NYM is able to continue to use all bank accounts at TD Bank (with the exception of the frozen $196,000 which has been set aside) without the threat of those accounts being seized by SKKR.

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

17. Subsequent Event

On July 13, 2017, iFresh Inc. (the “Company”) acquired Mia Supermarket in Orlando Florida, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which will be called iFresh East. Colonial, will be the first iFresh store in Orlando and the second in Florida. iFresh purchased the supermarket for $1,050,000 in cash. The purchase included the business, lease, equipment and inventory of the store.

Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s independent audit committee and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is a 22,859 square foot brand new store being setting up a 22,859 square-foot grocery store in Garden City, New York. located at 192 Glen Cove Road, within the Roosevelt Field Mall business district, this will be the Company’s first store in Long Island and its sixth in the State of New York. The Company expects iFresh Glen Cove to open in the first quarter of 2018.

For purpose of preparing these consolidated financial statements, the Company considered events through August 14, 2017, which is the date the consolidated financial statements were available for issuance. Except for those disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc. (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has nine retail supermarkets across New York, Massachusetts and Florida. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

On July 25, 2016, iFresh entered into a merger agreement (the “Merger Agreement”) with E-Compass Acquisition Corp., a Cayman Islands company and parent of iFresh, iFresh Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of iFresh, or “Merger Sub,” NYM, the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger, on February 10, 2017, E-Compass merged with and into iFresh in order to redomesticate the Company into Delaware. After the redomestication, Merger Sub merged with and into NYM, resulting in NYM being a wholly owned subsidiary of iFresh. At the time of the Redomestication, each E-Compass ordinary share was converted into one share of common stock of iFresh and each E-Compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh Common Stock on the consummation of the Business Combination. In connection with the Redomestication, E-Compass ceased to exist and iFresh is the surviving corporation.

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

Recent Developments

On July 13, 2017, the Company acquired Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which will be called iFresh East. Colonial, will be the first iFresh store in Orlando and the second in Florida. iFresh acquired the supermarket for $1,050,000 in cash. The purchase included the business, lease, equipment and inventory of the store.

Also on July 13, 2017, the Company purchased all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s independent audit committee and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store being setting up in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This will be the Company’s first store in Long Island and the sixth in New York. The Company expects iFresh Glen Cove to open in the first quarter of 2018.

The Company also plans to complete the acquisitions of several other stores owned, in whole or in part, by the majority shareholder and Chairman of the Company before September 30, 2017.

Business Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with nine retail super markets and two wholesale facilities. iFresh plans to strategically expand along the I-95 corridor and its goal is to cover all states on the east coast. iFresh believes that the following are among its advantages in the market:

a.	iFresh provides unique products to meet the demands of the Asian/Chinese American Market;
b.	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;
c.	iFresh maintains an in-house cooling system with unique hibernation technology that has developed over 20 years to preserve perishables, especially produce and seafood;
d.	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors; and
e.	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $32.5 million and $30.3 million for the three months ended June 30, 2017 and 2016, respectively. In terms of sales by category, perishables constituted approximately 62% of the total sales for the three months ended June 30, 2017. iFresh incurred a net loss of $0.2 million for the three months ended June 30, 2017, a decrease of $0.4 million, or 204%, from $0.2 million of net income for the three months ended June 30, 2016. Adjusted EBITDA was $0.2 million for the three months ended June 30, 2017, a decrease of $0.8 million, or 78.3%, from $1 million for the three months ended June 30, 2016. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 27.

Factors Affecting iFresh’s Operating Results

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 30, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year, in January or February).

Parking

The availability of parking is important to iFresh’s sales volume, and changes in the availability of parking would affect iFresh’s sales volume. For example, one of the two parking lots serving iFresh’s Ming store in Boston was required to be temporarily leased to a farmers market on Sundays by the city of Boston from April to October 2016, which reduced sales at the store by about 10% during this period.

Competition

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

Payroll

Minimum wage rates in some states increased in 2016. For example, the minimum wage went from $10 to $11 per hour in Massachusetts. Payroll and related expenses increased by $0.5 million, or 12% for the three months ended June 30, 2017 as compared to the same period of last year as a result of increase of head count and addition of its business operation and financial reporting department since iFresh became a public company in February 2017. iFresh plans to implement systems in the future to improve operating efficiency and reduce labor costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system is the key to profitability. iFresh operates its own wholesale facilities, which supplied about 31% of its procurement for the fiscal year ended March 31, 2017. iFresh recently centralized the management of its vendors and procurement. It believes that such centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.

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

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with set-up, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. In July 2017, the Company acquired two stores which are located in Orlando, FL and Garden City, NY.

How to Assess iFresh’s Performance

In assessing performance, iFresh’s management considers a variety of performance and financial measures, including principal growth in net sales, gross profit and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

iFresh’s net sales comprise gross sales net of coupons and discounts. We do not record sales taxes as a component of retail revenues as we consider it a pass-through conduit for collecting and remitting sales taxes.

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

Results of Operations for the three months ended June 30, 2017 and 2016

	For the three months ended June 30,		Changes
	2017	2016	$	%
Net sales-third parties	$30,127,855	$28,685,300	$1,442,555	5%
Net sales-related parties	2,400,671	1,604,592	796,079	49.6%
Total Sales	32,528,526	30,289,892	2,238,634	7.4%
Cost of sales-third parties	21,702,740	20,778,908	923,832	4.4%
Cost of sales-related parties	1,991,930	1,331,392	660,538	49.6%
Occupancy costs	1,942,842	1,840,067	102,775	5.6%
Gross Profit	6,891,014	6,339,525	551,489	8.7%
Selling, general and administrative expenses	7,484,823	6,225,909	1,258,914	20.2%
Income (Loss) from operations	(593,809)	113,616	(707,425)	-622.6%
Interest expense	(167,539)	(43,574)	(123,965)	284.5%
Other income	201,905	245,238	(43,333)	-17.7%
Income (Loss) before income tax provision	(559,443)	315,280	(874,723)	-277.4%
Income tax (provision) benefit	290,910	(137,535)	428,445	-311.5%
Net income (loss)	$(268,533)	$177,745	$(446,278)	-251.1%
Net income (loss) attributable to common shareholders	(268,533)	$177,745	$(446,278)	-251.1%

Net Sales

	For the three months ended June 30,		Changes
	2017	2016	$	%
Net sales of retail-third parties	$26,359,419	$25,777,882	$581,537	2.26%
Net sales of wholesale-third parties	3,768,436	2,907,418	861,018	29.6%
Net sales of wholesale-related parties	2,400,671	1,604,592	796,079	49.6%
Total Net Sales	$32,528,526	$30,289,892	$2,238,634	7.39%

iFresh’s net sales were $32.5 million for the three months ended June 30, 2017, an increase of $2.2 million, or 7.4%, from $30.3 million for the three months ended June 30, 2016.

Net retail sales to third parties increased by $0.6 million, or 2.3%, from $25.8 million for the three months ended June 30, 2016, to $26.4 million for the three months ended June 30, 2017. The increase resulted mainly from better sales performance of all of our stores except Ming store. There was an accidental fire in our Ming store in March 2017 that had an impact on sales for the three months ended June 30, 2017, offsetting stronger sales at other stores. On the other hand, our total net wholesale sales increased by $1.7 million, from $4.5 million for the three months ended June 30, 2016 to $6.2 million for the three months ended June 30, 2017, which was attributable to an increase of $0.8 million in sales to related parties and $0.9 million to third party due to iFresh focusing on improving its central procurement system through its wholesale facilities.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the three months ended June 30,		Changes
	2017	2016	$	%
Cost of sales	$18,899,782	$18,762,315	$137,467	0.7%
Occupancy costs	1,942,842	1,840,067	102,775	5.6%
Gross profit	5,516,795	5,175,500	341,295	6.6%
Gross margin	20.9%	20.1%	0.8%	-

For the retail segment, gross profit was $5.5 and $5.2 million for the three months ended June 30, 2017 and 2016, respectively. Gross margin was 20.9% and 20.1% for the three months ended June 30, 2017 and 2016, respectively. The gross profit increased due to the increase of sales and we consider the gross margin variation to be within normal business fluctuations.

Cost of sales increased by $0.1 million, or 0.7%, from $18.8 million for the three months ended June 30, 2016 to $18.9 million for the three months ended June 30, 2017. The increase was mainly attributable to the increased sales for the three months ended June 30, 2017.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately 5.6%, from $1.8 million for the three months ended June 30, 2016 to $1.9 million for the three months ended June 30, 2017, which was mainly attributable to the increased cost of real property tax and the new lease of one of the stores entered into in current year.

Wholesale Segment	For the three months ended June 30,		Changes
	2017	2016	$	%
Cost of sales	$4,794,888	$3,347,985	$1,446,903	43.2%
Gross profit	1,374,219	1,164,025	210,194	18.1%
Gross margin	22.3%	25.8%	3.5%	-

For wholesale segment, cost of sales increased by $1.4 million or 43.2% from $3.3 million in 2016 to $4.8 million in 2017. The increase was consistent with the significant increase of sales from the wholesale segment in 2017.

Gross profit increased by $0.2 million, or 18.1% from $1.2 million in 2016 to $1.4 million in 2017. Gross margin decreased by 3.5% from 25.8% to 22.3%. The decrease of gross margin was due to the decreased percentage of perishable products sales to total sales in this segment for 3%. Perishable goods has a relatively high gross margin compared to groceries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $7.5 million for the three months ended June 30, 2017, an increase of $1.3 million, or 20.2%, compared to $6.2 million for the three months ended June 30, 2016, which was mainly attributable to an increase of $0.5 million in payroll and related insurance and taxes, an increase of $0.2 million of management fee, an increase of $0.3 million of professional service fee. The remaining $0.3 million increase was from other general expenses including utility, insurance, and advertising, which were due to the expansion of our business.

Interest Expense

Interest expense was $168,000 for the three months ended June 30, 2017, an increase of $124,000, or 284%, from $43,000 for the three months ended June 30, 2016, primarily attributable to the increase of interest due to the increased Key Bank loan. Loan balance increased by $10 million from June 30, 2016 to June 30, 2017, also due to the Key Bank loan.

Other income

Other income was $202,000 for the three months ended June 30, 2017, a decrease of $43,000, or 17.7%, from $245,000 for the three months ended June 30, 2016, primarily attributable to slight decrease of management fee income and advertising fee income charged to related third-party stores.

Income Taxes Provision

NYM is subject to U.S. federal and state income taxes. Income taxes provision was $0.3 million of benefit for the three months ended June 30, 2017, a decrease of $0.4 million, or 311.5%, compared to $0.1 million of tax for the three months ended June 30, 2017, 2016, which was mainly attributable to the decrease in taxable income. For the three months ended June 30, 2017, the Company had a loss before tax and the income tax benefit represents the benefit from net operating loss.

Net Income

	For the three months ended June 30,		Changes
	2017	2016	$	%
Net income	$(268,533)	$177,745	$(446,278)	-251.1%
Net Profit Margin	-0.83%	0.59%	-1.41%

Net loss was $0.3 million for the three months ended June 30, 2017, a decrease of $0.4 million, or 251%, from $0.2 million of net income for the three months ended June 30, 2016, mainly attributable to the increase of selling, general and administrative expenses as described above. Net profit margin as percentage of sales was -0.83% and 0.59% for the three months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA

	For the years ended June 30,		Changes
	2017	2016	$	%
Net income	$(268,533)	$177,745	$(446,278)	-251.1%
Interest expenses	167,539	43,574	123,965	284.5%
Income tax provision	(290,910)	137,535	(428,445)	-311.5%
Depreciation	403,061	379,557	23,504	6.2%
Amortization	33,333	33,333	—	0%
Merger expenses(1)	—	235,000	(235,000)	(100)%
Adjusted EBITDA	$44,490	$1,006,744	$(962,254)	-95.6%
Percentage of sales	0.14%	3.32%	-3.19%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $44,000 for the three months ended June 30, 2017, a decrease of $962,000 or 95.6%, as compared to $1.0 million for the three months ended June 30, 2016, mainly attributable to the decrease of net income resulting from the increase of selling, general and administrative expenses as described above. The ratio of Adjusted EBITDA to sales was 0.14% and 3.32% for the three months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, iFresh had cash and cash equivalents of approximately $1.2 million. iFresh has funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. Although iFresh’s management believes that the cash generated from operations will be sufficient to meet its normal working capital needs for at least the next twelve months, its ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of June 30, 2017. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale and the quick inventory turnover.

For the year ended March 31, 2018, iFresh is projecting that it would need approximately $50 million of capital in addition to its cash flow in place to fully execute the planned acquisitions, online platform development and new-store openings.

We have $16 million of advances and receivable from the related parties we intend to acquire, which will be used to offset part of the acquisition consideration. In addition, we had $9 million of unused credit line from Key Bank, which includes a revolving credit of $4,000,000 for making advances and the issuance of letters of credit, and $5,000,000 of a delayed draw term loan. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. If we are not able to turn over our inventory and collect our receivables in time as it has done in the past, Mr. Long Deng, the majority shareholder and Chief Executive Officer of iFresh, has indicated that he will personally fund iFresh’s operations as needed. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the three months ended June 30, 2017 and 2016.

	For the three months ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(910,699)	$1,432,162
Net cash used in investing activities	(1,025,043)	(1,675,067)
Net cash provided by financing activities	600,583	178,608
Net (decrease) increase in cash and cash equivalents	$(1,335,159)	$(64,297)

Operating Activities

Net cash provided by (used in) operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes and loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $0.9 million for the three months ended June 30, 2017, a decrease of $2.3 million, or 164%, compared to $1.4 million of cash provided by operating activities for the three months ended June 30, 2016. The decrease was a result of a decrease of cash generated from net income of $0.3 million and a decrease of $2 million from change of working capital mainly resulting from an increase in account receivable and decrease of accounts payable.

Investing Activities

Net cash used in investing activities was approximately $1.0 million for the three months ended June 30, 2017, a decrease of $0.7 million, compared to $1.7 million for the three months ended June 30, 2016. The decrease was primarily attributable to the decrease in advances to related parties.

Financing Activities

Net cash provided by financing activities was approximately $0.6 million for the three months ended June 30, 2017, which mainly consisted of net cash flow from borrowing bank loans of $1 million. Net cash provided by financing activities was $0.2 million for the three months ended June 30, 2016, which mainly consisted of $0.4 million from borrowing on loans and notes payable, offsetting the repayment of $0.2 million of bank loans, notes payable and capital lease.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2017:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$14,470,291	$1,336,145	$2,784,121	$10,350,025	—
Estimated interest payments on bank loans	1,521,825	377,956	644,081	499,788	—
Notes payable	672,661	265,828	304,228	102,605	—
Capital lease obligations	154,421	66,140	76,432	11,849	—
Operating Lease Obligations(1)	95,200,347	7,216,400	15,401,145	15,274,729	57,308,073
	$112,019,545	$9,262,469	$19,210,007	$26,238,996	$57,308,073

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to our lack of experience being a public company and lack of professional staffs with adequate knowledge of SEC’s rules and requirements.

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

Changes in Internal Control over Financial Reporting

The Company established a policy during the fiscal quarter ended June 30, 2017 that management will hire additional accounting personnel or use independent consultants to determine the proper accounting treatment of transactions to ensure that complicated transactions, such as equity financings, acquisitions, and business combinations, are recorded accurately.  In May 2017, the Company hired a new Chief Financial Officer with necessary skills and experience to help with the financial reporting process. The Company is also actively looking for an outside independent consultant to help with accounting treatment of more complicated transactions such as the planned business acquisition.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended March 31, 2017, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the year ended March 31, 2017. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

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

iFresh, Inc.

By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Alfred Chung-Chieh Ying
Alfred Chung-Chieh Ying
Chief Financial Officer (Principal financial and accounting officer)

Date: August 14, 2017

