Form 10-Q
period 2017-09-30
iFresh Inc
filed 2017-11-14
CIK 1681941

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

As of November 14, 2017, 14,173,033 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,016,352	$2,508,362
Accounts receivable, net	3,345,880	2,272,011
Inventories, net	11,322,782	9,796,984
Prepaid expenses and other current assets	1,874,874	981,017
Advances to related parties	16,665,703	14,852,083
Total current assets	34,225,591	30,410,457
Property and equipment, net	10,008,894	9,290,674
Intangible assets, net	1,233,335	1,300,001
Security deposits	1,089,777	912,346
Deferred income taxes	350,373	86,799
Total assets	$46,907,970	$42,000,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,101,997	12,364,071
Deferred revenue	201,470	206,737
Borrowings against term loan -current, net	1,167,764	1,144,568
Notes payable, current	241,434	262,578
Capital lease obligations, current	48,581	51,376
Accrued expenses	802,993	730,392
Taxes payable	1,507,106	1,769,398
Other payables, current	481,653	501,213
Total current liabilities	18,552,998	17,030,333
Borrowings against lines of credit & term loan-non-current, net	15,745,693	12,779,838
Notes payable, non-current	380,784	379,376
Capital lease obligations, non-current	82,013	59,907
Deferred rent	5,893,684	5,424,134
Other payables, non-current	67,800	34,800
Total liabilities	40,722,972	35,708,388

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,173,033 and 14,103,033 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	1,417	1,410
Additional paid-in capital	9,211,426	9,075,025
Accumulated deficit	(3,027,845)	(2,784,546)
Total shareholders’ equity	6,184,998	6,291,889
Total liabilities and shareholders’ equity	$46,907,970	42,000,277

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales	$30,764,800	$29,862,331	$60,892,655	$58,547,631
Net sales-related parties	2,575,092	2,024,569	4,975,763	3,629,161
Total net sales	33,339,892	31,886,900	65,868,418	62,176,792
Cost of sales	22,765,456	22,376,055	44,468,196	43,154,963
Cost of sales-related parties	1,960,566	1,354,187	3,952,496	2,685,579
Occupancy costs	1,893,762	1,765,386	3,836,604	3,605,453
Gross profit	6,720,108	6,391,272	13,611,122	12,730,797

Selling, general and administrative expenses	7,476,204	6,130,117	14,961,027	12,356,026
Income (Loss) from operations	(756,096)	261,155	(1,349,905)	374,771
Interest expense, net	(208,844)	(46,718)	(376,383)	(90,292)
Other income	1,017,510	263,203	1,219,415	508,441
Income(Loss) before income taxes	52,570	477,640	(506,873)	792,920
Income tax provision (benefit)	27,336	219,279	(263,574)	356,814
Net income (Loss)	$25,234	$258,361	$(243,299)	$436,106

Net income (loss) per share:
Basic	$0.002	$0.02	$(0.02)	$0.04
Diluted	$0.002	$0.02	$(0.02)	$0.04
Weighted average shares outstanding:
Basic	14,166,440	12,000,000	14,141,549	12,000,000
Diluted	14,166,440	12,000,000	14,141,549	12,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(243,299)	$436,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	832,667	778,508
Amortization expense	157,916	66,666
Share based compensation	267,400	-
Inventory provision	-	14,339

Deferred income tax expense (benefit)	(263,574)	130,396

Changes in operating assets and liabilities:
Accounts receivable	(1,073,869)	(170,849)
Inventories	(1,525,798)	(546,362)
Prepaid expenses and other current assets	(893,856)	(103,643)
Security deposits	(98,013)	168,695
Accounts payable	1,737,926	1,809,871
Deferred revenue	(5,268)	66,424
Accrued expenses	72,601	24,108
Taxes payable	(262,292)	(93,126)
Deferred rent	290,653	296,116
Other liabilities	13,439	40,199
Net cash provided by (used in) operating activities	(993,367)	2,917,448
Cash flows from investing activities
Advances made to related parties	(1,943,197)	(2,445,980)
Acquisition of property and equipment	(1,241,261)	(607,533)
Cash proceeds received from acquisition of Glen Cove	5,631	-
Net cash used in investing activities	(3,178,827)	(3,053,513)
Cash flows from financing activities
Proceeds from borrowings against lines of credit	2,500,000	200,000
Proceeds from borrowings against term loan	1,050,000	-
Repayments on lines of credit borrowings	(652,199)	(82,000)
Proceeds from borrowings on notes payable	-	288,129
Repayments on notes payable	(187,401)	(116,857)
Payments on capital lease obligations	(30,216)	(26,345)
Net cash provided by financing activities	2,680,184	262,927
Net increase (decrease) in cash and cash equivalents	(1,492,010)	126,862
Cash and cash equivalents at beginning of the period	2,508,362	551,782
Cash and cash equivalents at the end of the period	$1,016,352	$678,644
Supplemental disclosure of cash flow information
Cash paid for interest	$327,900	$90,649
Cash paid for income taxes	$296,067	$592,325
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$217,193	$288,129
Stock issued for Glen Cove Acquisition	$645,500	$-

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

Redomestication

On July 25, 2016, iFresh entered into the Merger Agreement with E-Compass, iFresh Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of iFresh, and NYM Holding, Inc. (“NYM”), the stockholders of NYM, and Long Deng, as representative of the stockholders of NYM. Pursuant to the terms of the Merger Agreement, on February 10, 2017, E-Compass would merge with and into iFresh in order to redomesticate E-Compass into Delaware (the “Redomestication Merger”). At the time of the Redomestication, each E-Compass ordinary share was converted into one share of common stock of iFresh and each E-Compass Right was converted into one substantially equivalent right (“iFresh Right”) to receive one-tenth (1/10) of a share of iFresh common stock on the consummation of the Business Combination. In connection with the Redomestication, E-Compass ceased to exist and iFresh is the surviving corporation and successor registrant that will continue to file reports under Section 12(b) of the Securities Exchange Act of 1934.

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

In connection with the closing, holders of 1,937,967 of the Company’s ordinary shares elected to redeem their shares and iFresh paid $20,154,857 ($10.40 per share in accordance with Redemption Clause) in connection with such redemption. Also on February 10, 2017, iFresh repurchased 1,500,000 of such non-redeemable shares promptly at a purchase price of $10.00 per share according to an agreement with Handy Global Limited signed on January 11, 2017. On February 10, 2017, iFresh entered into an agreement to repurchase 200,000 shares of its common stock from Lodestar Investment Holdings Corporation for $200.00. At the closing of the Redomestication Merger: (i) one share of iFresh common stock for each share of E-Compass common stock, resulting in 1,872,033 non-redeeming E-Compass common stock being converted into iFresh common stock; (ii) each ten E-Compass rights were converted into one share of common stock of iFresh, resulting in 4,310,010 E-Compass rights automatically converting into 431,000 shares of the iFresh’s common stock.

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

The above-mentioned business combination with NYM is accounted for as a reverse acquisition at the date of the consummation of the transaction since the shareholders of NYM own at least 83.9% of the outstanding ordinary shares of iFresh immediately following the completion of the transaction. Accordingly, NYM is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of NYM. As a result, following the Business Combination, the historical financial statements of NYM and its subsidiaries are treated as the historical financial statements of the combined company. Accordingly, the assets and liabilities and the historical operations that are reflected in the iFresh financial statements after consummation of the transaction are those of NYM and are recorded at the historical cost basis of NYM. NYM’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of iFresh upon consummation of the transaction.

iFresh, NYM and its subsidiaries (herein collectively referred to as the “Company”) is an Asian/Chinese supermarket chain with multiple retail locations and its own distribution operations, currently all located along the East Coast of the United States. The Company offers seafood, vegetables, meat, fruit, frozen goods, groceries, and bakery products through its retail stores.

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

The unaudited interim financial information as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of September 30, 2017, its results of operations and its cash flows for the three and six months ended September 30, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both September 30, 2017 and March 31, 2017. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of September 30, 2017 and March 31, 2017, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

4. Acquisitions

iFresh Glen Cove Acquisition

On July 13, 2017, the Company acquired from Long Deng, the Company’s largest shareholder, 100% of the ownership interests of iFresh Glen Cove Inc. (“Glen Cove”). Glen Cove is a 22,859 square-foot brand new grocery store being set up in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. Subsequent to the closing of the Glen Cove Acquisition, Glen Cove became a wholly owned subsidiary of iFresh.

The Company issued 50,000 shares of its common stock to Long Deng for the acquisition of Glen Cove. The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Fair value of stock issued	645,500
Cash acquired	(5,631)
Advanced made to Glen Cove	139,577
Net consideration	$779,446

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	92,433
Security deposit	79,417
Due from related parties	10,000
Subtotal	$181,850
Liability assumed:
Deferred rent liability	178 ,897
Historical cost of net assets acquired	$2,953

The difference between the net consideration paid and historical cost of net assets acquired was debited to additional paid-in capital account. The Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2017 include the results of operations of the Glen Cove whereas the same periods in 2016 do not include the results of operations of Glen Cove. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2016 are immaterial.

 iFresh E. Colonial Asset Purchase

On July 13, 2017, the Company’s wholly-owned subsidiary, iFresh E. Colonial, completed the acquisition of the Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC, including inventory, property and equipment. This acquisition expands the Company’s footprint in the State of Florida and expects to increase its revenue base.

The aggregate purchase price paid for the iFresh E. Colonial acquisition was $1,050,000. The fair value of the assets acquired approximates the consideration paid. The Company did not assume any liability. The consideration for the transaction was funded by the Company with $1.05 million in proceeds from the delayed term loan withdrawn under Key Bank credit facility. The Company accounted for the iFresh E. Colonial acquisition as an assets acquisition under ASC 805-10-55 because the workforce retained from Mia Supermarket does not include key management members, and is not difficult to replace. Thus, the management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	September 30,	March 31,
	2017	2017
Customer purchases	$2,864,817	$2,133,689
Credit card receivables	357,487	134,177
Food stamps	136,698	62,900
Others	74,883	29,250
Total accounts receivable	3,433,885	2,360,016
Allowance for bad debt	(88,005)	(88,005)
Accounts receivable, net	$3,345,880	$2,272,011

6. Inventories

A summary of inventories, net is as follows:

	September 30,	March 31,
	2017	2017
Non-perishables	$9,745,390	$8,339,787
Perishables	1,679,405	1,535,777
Inventories	11,424,795	9,875,564
Allowance for slow moving or defective inventories	(102,013)	(78,580)
Inventories, net	$11,322,782	$9,796,984

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	September 30,	March 31,
Entities	2017	2017
New York Mart, Inc.	$1,153,497	$142,791
New York Mart N. Miami Inc.	5,711,427	6,511,427
Pacific Supermarkets Inc.	879,694	591,404
NY Mart MD Inc.	3,603,697	4,165,339
New York Mart CT Inc.	1,210,826	871,966
iFresh Harwin Inc	495,647	-
Advances - related parties	$13,054,788	$12,282,927

New York Mart, Inc.	723,891	476,884
Pacific Supermarkets Inc.	650,493	604,469
NY Mart MD Inc.	2,083,599	1,426,303
Ifresh Harwin Inc	96,932	-
New York Mart CT Inc.	56,000	61,500
Receivables – related parties	3,610,915	2,569,156
Total advances and receivables – related parties	$16,665,703	$14,852,083

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting these advances and receivables into deposits towards the purchase price upon planned acquisitions of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and the Chief Executive Officer of the Company. The accounts receivable due from the related parties relate to the sales to these related parties (see Note 15). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng. Most of these entities are newly established and have limited or no operations since their inception. As of the date of these financial statements, the Company completed the acquisition of New York Mart N. Miami Inc. and New York Mart CT Inc.

8. Property and Equipment

	September 30,	March 31,
	2017	2017
Furniture, fixtures and equipment	$13,265,686	$12,112,418
Automobiles	2,289,510	2,226,746
Leasehold improvements	2,361,175	2,082,214
Software	6,735	6,734
Total property and equipment	17,923,106	16,428,112
Accumulated depreciation and amortization	(7,914,212)	(7,137,438)
Property and equipment, net	$10,008,894	$9,290,674

Depreciation expense for the six months ended September 30, 2017 and 2016 was $832,667 and $778,508, respectively. For the three months ended September 30, 2017 and 2016, the depreciation expense was $429,606 and $398,951 respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at September 30,
	2017	Additions	2017
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,199,999)	$(66,666)	$(1,266,665)
Intangible assets, net	$1,300,001	$(66,666)	$1,233,335

Amortization expense was $66,666 and $66,666 for the six months ended September 30, 2017 and 2016, respectively and for the three months ended September 30, 2017 and 2016 was $33,333 and $33,333. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending September 30,
2018	$133,333
2019	133,333
2020	133,333
2021	133,333
2022	133,333
Thereafter	566,670
Total	$1,233,335

10. Debt

A summary of the Company’s debt is as follows:

	September 30,	March 31,
	2017	2017
Revolving Line of Credit-KeyBank National Association	$2,500,000	-
Less: current portion	-	-
Borrowings against Revolving Line of Credit, non-current	$2,500,000	$-

Delayed Term Loan-KeyBank National Association	1,032,500	-
Less: current portion	(105,000)	-
Bank Loan-Term Loan, non-current	$927,500	$-

Term Loan-KeyBank National Association	14,156,582	14,791,281
Less: Deferred financing cost	(775,625)	(866,875)
Less: current portion	(1,062,764)	(1,144,568)
Bank Loan-Term Loan, non-current	$12,318,193	$12,779,838

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $2,500,000 of the revolving credit was used as of September 30, 2017.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date. On December 23, 2016, the Company used the proceeds from the loan term to pay off the outstanding balance under the Bank of America credit line agreement and HSBC line of credit.

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding date, which is no later than December 23, 2021. A withdrawal of $1.05 million under the Delayed Draw Term Loan has been made as of September 30, 2017 to acquire iFresh E. Colonial, Inc.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending September 30,
2018	$1,450,285
2019	1,487,475
2020	1,525,692
2021	1,564,966
2022	11,660,664
Total	$17,689,082

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

11. Notes Payable

Notes payables consist of the following:

	September 30,	March 31,
	2017	2017
Expressway Motors Inc.
Secured by vehicle, 0%, principal of $490 due monthly through April 9, 2019	$9,308	$12,247
Secured by vehicle, 2.99%, principal and interest of $593 due monthly through February 1, 2021	23,062	25,281
Secured by vehicle, 0%, principal of $515 due monthly through April 24, 2019	11,780	11,780
Southeast Toyota Finance
Secured by vehicle, 6.84%, principal and interest of $777 due monthly through July 26, 2016	-	-
Hitachi Capital America Corp.
Secured by vehicle, 6.95%, principal and interest of $2,109 due monthly through September 18, 2019	-	57,927
Secured by vehicle, 7.35%, principal and interest of $2,219 due monthly through November 7, 2017	2,205	17,269
Secured by vehicle, 7.10%, principal and interest of $2,094 due monthly through March 28, 2018	12,307	24,186
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	36,984	48,478
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	33,198	37,810
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	19,178	22,660
Milea Truck Sales of Queens Inc.
Secured by vehicle, 8.42%, principal and interest of $4,076 due monthly through July 1, 2019	82,816	103,276
Secured by vehicle, 4.36%, principal and interest of $1,558 due monthly through February 20, 2018	7,704	16,768
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	27,463	39,455
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	22,837	25,790
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	21,916	26,310
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	35,422	39,025
Lee’s Autors, Inc.
Secured by vehicle, 0.9%, principal and interest of $832 due monthly through July 22, 2017	-	3,321
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	38,829	42,684
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	78,922	87,687

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	19,655	-
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	37,311	-
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	31,755	-
Secured by vehicle, 0%, principal and interest of $1,265 due monthly through April 1, 2022	69,566	-
Total Notes Payable	$622,218	$641,954
Current maturities	(241,434)	(262,578)
Long-term debt, net of current maturities	$380,784	$379,376

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending September 30,
2018	$241,434
2019	170,401
2020	107,638
2021	79,606
2022	23,139
Total	$622,218

12. Capital lease obligations

The following capital lease obligations are included in the condensed consolidated balance sheets:

	September 30,	March 31,
	2017	2017
Capital lease obligations:
Current	$48,581	$51,376
Long-term	82,013	59,907
Total obligations	$130,594	$111,283

Interest expense on capital lease obligations for the six months ended September 30, 2017 and 2016 amounted to $3,959 and $1,404, and $2,420 and $631 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending September 30,
2018	$65,065
2019	44,062
2020	26,829
2021	8,654
Total minimum lease payments	144,610
Less: Amount representing interest	(14,016)
Total	$130,594

13. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operation results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has two operating segments as defined by ASC 280, consisting of wholesale and retail operations.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the six months ended September 30, 2017 and 2016, respectively:

	Six months ended September 30, 2017
	Wholesale	Retail	Total

Net sales	$12,756,700	$53,111,718	$65,868,418
Cost of sales	9,797,526	38,623,166	48,420,692
Retail occupancy costs	-	3,836,604	3,836,604
Gross profit	$2,959,174	$10,651,948	$13,611,122

Interest expense, net	$(18,158)	$(358,225)	$(376,383)
Depreciation and amortization	$130,834	$859,749	$990,583
Capital expenditure	$22,595	$1,435,859	$1,458,454
Segment income before income tax provision	$429,569	$(936,442)	$(506,873)
Income tax provision (benefit)	$223,376	$(486,950)	$(263,574)
Segment assets	$11,578,328	$35,329,642	$46,907,970

	Six months ended September 30, 2016
	Wholesale	Retail	Total

Net sales	$10,411,053	$51,765,739	$62,176,792
Cost of sales	7,850,731	37,989,811	45,840,542
Retail occupancy costs	-	3,605,453	3,605,453
Gross profit	$2,560,322	$10,170,475	$12,730,797

Interest expense, net	$(86,556)	$(3,736)	$(90,292)
Depreciation and amortization	$111,219	$733,955	$845,174
Capital expenditure	$327,096	$280,437	$607,533
Segment income before income tax provision	$338,109	$454,811	$792,920
Income tax provision	$12,462	$344,352	$356,814
Segment assets	$8,627,249	$22,883,447	$31,510,696

The following table presents summary information by segment for the three months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30, 2017
	Wholesale	Retail	Total

Net sales	$6,587,593	$26,752,299	$33,339,892
Cost of sales	5,002,638	19,723,384	24,726,022
Retail occupancy costs	-	1,893,762	1,893,762
Gross profit	$1,584,955	$5,135,153	$6,720,108

Interest expense, net	$(8,814)	$(200,030)	$(208,844)
Depreciation and amortization	$63,029	$445,535	$508,564
Capital expenditure	$9,569	$1,146,424	$1,155,993
Segment income before income tax provision	$269,382	$(216,812)	$52,570
Income tax provision	$140,079	$(112,743)	$27,336
Segment assets	$11,578,328	$35,329,642	$46,907,970

	Three months ended September 30, 2016
	Wholesale	Retail	Total

Net sales	$5,899,043	$25,987,857	$31,886,900
Cost of sales	4,502,746	19,227,496	23,730,242
Retail occupancy costs	-	1,765,386	1,765,386
Gross profit	$1,396,297	$4,994,975	$6,391,272

Interest expense, net	$(44,854)	$(1,864)	$(46,718)
Depreciation and amortization	$59,307	$372,977	$432,284
Capital expenditure	$141,131	$30,240	$171,371
Segment income before income tax provision	$238,325	$239,315	$477,640
Income tax provision	$7,658	$211,621	$219,279
Segment assets	$8,627,249	22,883,447	$31,510,696

14. Income Taxes

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $788,039 as of September 30, 2017 and $788,039 as of March 31, 2017.

The Company has approximately $2,815,000 and $2,318,000 of US NOL carry forward of which approximately $2,815,000 and $2,318,000 are SRLY NOL as of September 30, 2017 and March 31, 2017, respectively. For income tax purpose, those NOLs will expire in the year 2030 through 2034.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	Six months ended
	September 30,
	2017	2016
Current:
Federal	$-	$127,316
State	-	99,101
	-	226,418
Deferred:
Federal	(169,919)	115,875
State	(93,655)	14,521
	(263,574)	130,396

Total	$(263,574)	$356,814

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Six months ended September 30,
	2017	2016
Expected tax at U.S. statutory income tax rate	34%	34%
State and local income taxes, net of federal income tax effect	14%	12%
Other non-deductible fees and expenses	1%	1%
Other	3%	(2%)
Effective tax rate	52%	45%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	September 30,	March 31,
	2017	2017
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$135,961	$123,260
Sec 263A Inventory Cap	248,222	215,248
Deferred rent	2,662,409	2,467,259
Depreciation and amortization	(2,829,483)	(2,718,968)
Net operating losses	921,303	788,039
Valuation allowance	(788,039)	(788,039)
Net Deferred Tax Assets	$350,373	$86,799

15. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the six and three months ended September 30, 2017 and 2016 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of September 30, 2017 and 2016 were included in advances and receivables – related parties (see Note 7).

Six months ended September 30, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$26,911	$22,258	$1,091,046
Pacific Supermarkets Inc.	40,203	23,818	1,857,100
NY Mart MD Inc.	27,017	5,091	1,686,839
El Monte	3,293	-	87,504
iFresh Harwin Inc	-	-	96,932
Spring Farm Inc.	-	-	4,191
Spicy Bubbles, Inc.	-	-	52,627
Pine Court Chinese Bistro	-	-	99,524
	$97,424	$51,167	$4,975,763

Six months ended September 30, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$24,147	$8,646	$826,501
Pacific Supermarkets Inc.	29,202	10,327	1,622,829
NY Mart MD Inc.	23,715	-	1,037,419
Spring Farm Inc.	-	-	5,414
Spicy Bubbles, Inc.	-	-	51,820
Pine Court Chinese Bistro	-	-	85,178
	$77,064	$18,973	$3,629,161

Three months ended September 30, 2017
Related Parties	Management Fees	Advertising Fees	Non- Perishable & Perishable Sales
New York Mart, Inc.	$13,282	$13,831	$566,022
Pacific Supermarkets Inc.	19,830	14,611	939,476
NY Mart MD Inc.	13,411	2,081	808,125
El Monte	3293	-	87,504
iFresh Harwin Inc	-	-	96,932
Spring Farm Inc.	-	-	2,999
Spicy Bubbles, Inc.	-	-	26,271
Pine Court Chinese Bistro	-	-	47,762
	$49,816	$30,523	$2,575,091

Three months ended September 30, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$12,057	$6,406	$470,049
Pacific Supermarkets Inc	14,536	7,247	852,705
NY Mart MD Inc	12,130	-	629,494
Spring Farm Inc.	-	-	3,306
Spicy Bubbles, Inc.	-	-	24,828
Pine Court Chinese Bistro	-	-	44,187
	$38,723	$13,653	$2,024,569

Long-Term Operating Lease Agreement with a Related Party

The Company leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $354,000 and $334,000 for the six months ended on September 30, 2017 and 2016, and $177,000 and $167,000 for the three months ended on September 30, 2017 and 2016, respectively.

16. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 10 years as of September 30, 2017.

Rent expense charged to operations under operating leases in the six months ended September 30, 2017 and 2016 amounted to $3,256,250 and $3,118,909 and $1,572,134 and $1,530,003 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at September 30, 2017 are as follows:

	Non-related parties	Related party	Total
2018	$7,022,887	$708,000	$7,730,887
2019	7,227,475	708,000	7,935,475
2020	7,418,004	708,000	8,126,004
2021	7,203,448	708,000	7,911,448
2022	6,550,116	708,000	7,258,116
Thereafter	52,195,641	2,537,000	54,732,641
Total payments	$87,617,571	$6,077,000	$93,694,571

17. Contingent Liability

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that the Company believes best serves the interests of its stakeholders. These matters have not resulted in any material losses to date.

Rent Dispute

Ming’s Supermarket, Inc. (“Ming”), the subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining to run if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

On February 22, 2015, a sprinkler pipe burst in the Property. This caused the Inspectional Services Department of the City of Boston (“ISD”) to inspect the Property. The ISD found a number of problems which have prevented further use of the Property. The ISD notified both landlord and tenant that the Property was only permitted for use as an elevator garage and that its use as a warehouse was never permitted and that a conditional use permit must be obtained from the City of Boston to make such use lawful. Moreover, the Property was found to have major structural issues requiring repair, as well as issues with the elevator and outside glass. The result of the ISD’s findings are that Ming was ordered not to use the Property for any purpose unless and until the structural and other repairs are completed and its use as a warehouse is permitted by the Boston Zoning Board.

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

The parties have been unable to agree on terms of a settlement and a trial was necessary to resolve this matter. The case was trialed on August 21, 2017 and concluded on August 29, 2017 with a jury verdict in favor of the Company. The JURY VERDICT FORM issued on August 31, 2017 affirmed that the landlord breached the lease by failing to make the necessary structural repairs to the Premises and take responsibility to recover Ming’s damages from the breach. After the jury verdict, the landlord filed an appeal immediately. The new verdict of this case was issued in the Company’s favor on September 29, 2017. The judge awarded us double damages and attorney’s fees in this case. That will result in a total judgment of $1,590,000 including $795,000 for damage compensation plus the attorneys’ fees and interest and costs. In addition, the landlord was ordered to make repairs to the building with additional damaged of $2,250 for each month until completed.

However, the landlord is planning to file another appeal shortly after the verdict based on our acknowledgement. No guaranties or predications can be made at this time as to ultimate final outcome of this case. The Company believes that the facts and the law are favorable for Ming’s as to both its continuing liability for rent and its affirmative claim to recover damages.

Trade order dispute

A lawsuit has been filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages in the amount of $116,878 representing the total amount of invoices Plaintiff is claiming pass due, penalty of $256,000 for the past due invoices and attorney cost which was estimated to be $80,000 to $90,000.

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

18. Subsequent Event

On October 2, 2017, the Company acquired 100% equity interest of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The transaction was duly approved by the Company’s Board of Directors. The purchase price was agreed to based upon a review of the assets and financial statements of NYM CT. The purchase included the business, lease and equipment of the store. The store is currently under renovation and the Company expects the Connecticut store to open in December 2017.

On October 2, 2017, the Company acquired 100% equity interest of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The transaction was duly approved by the Company’s Board of Directors. The purchase price was agreed to based upon a review of the assets and financial statements of NYM N. Miami. The purchase included the business, lease and equipment the store. The store is also currently under construction, and, once finished, will be one of the largest Asian supermarkets in South Florida. The Company expects the Miami store to open in November 2017.

For purpose of preparing these consolidated financial statements, the Company considered events through November 14, 2017, which is the date the consolidated financial statements were available for issuance. Except for those disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

On July 13, 2017, the Company acquired Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which will be called iFresh East Colonial, will be the first iFresh store in Orlando and the second in Florida. iFresh acquired the supermarket for $1,050,000 in cash. The purchase included property and equipment, and inventory of the old store.

Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s Board of Directors and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store being setting up in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This will be the Company’s first store in Long Island and the sixth in New York. The Company expects iFresh Glen Cove to open in the first quarter of 2018.

Recent Developments

On October 2, 2017, the Company acquired all of the shares of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The store is currently under renovation and the Company expects the Connecticut store to open in December 2017.

Also on October 2, 2017, the Company acquired all of the shares of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. . The store is currently under construction, and, once finished, will be one of the biggest Asian supermarkets in South Florida. The Company expects the Miami store to open in November 2017.

Both transactions were approved by the Company’s Board of Directors and the price was agreed to based upon reviews of the assets and financial statements of NYM CT and NYM N. Miami. The purchase included the business, lease and equipment of the store. The store is currently under renovation and the Company expects the Connecticut store to open in December 2017.

Business Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with nine retail super markets and two wholesale facilities. iFresh plans to strategically expand along the I-95 corridor and its goal is to cover most of the States on the east coast of the United States, with focus in the area where there is a large Asian population. iFresh believes that the following are among its advantages in the market:

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
d.	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors and downstream customers; and
e.	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $65.9 million and $62.2 million for the six months ended September 30, 2017 and 2016, respectively. In terms of sales by category, perishables constituted approximately 60.5% of the total sales for the six months ended September 30, 2017. iFresh incurred a net loss of $0.24 million for the six months ended September 30, 2017, a decrease of $0.68 million, or 146%, from $0.44 million of net income for the six months ended September 30, 2016. However, iFresh had net income of $25,234 for the three months ended September 30, 2017, significantly improved from a net loss of $0.27 million for the three months ended June 30, 2017. Adjusted EBITDA was $0.9 million for the six months ended September 30, 2017, a decrease of $1.3 million, or 61%, from $2.2 million for the six months ended September 30, 2016. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 25.

Factors Affecting iFresh’s Operating Results

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 30, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In iFresh’s third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In iFresh’s fourth fiscal quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year, in January or February).

Parking

The availability of parking is important to iFresh’s sales volume, and changes in the availability of parking would affect iFresh’s sales volume. For example, one of the two parking lots serving iFresh’s Ming store in Boston was required to be temporarily leased to a farmers’ market on Sundays by the city of Boston from April to October 2016, which reduced sales at the store by about 10% during this period.

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

Payroll

Minimum wage rates in some states and cities are scheduled to increase every year on December 31 until they reach $15.00 per hour. For example, the minimum wage rate is expected to increase from $11 on December 31, 2016 to $13 per hour on December 31, 2017 in New York City. Payroll and related expenses increased by $2 million, or 34% for the six months ended September 30, 2017 as compared to the same period of last year as a result of increase of wages and head count, and the addition of its business operation and financial reporting department since iFresh became a public company in February 2017. iFresh plans to implement ERP systems in the future to improve operating efficiency and reduce labor costs. In addition, the Company is in the process of implementing ADP’s comprehensive personnel management system to enhance the monitoring of employees’ worktime and reducing the cost of human resources.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system is the key to business success and profitability. iFresh operates its own wholesale facilities, which supplied about 41% of its products as of September 30, 2017. iFresh recently centralized the management of its vendors and procurement. It believes that such centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.

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

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be one of the primary drivers of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit. iFresh may incur higher than normal employee costs associated with set-up, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. In October 2017, the Company acquired two additional stores, one of which is located in Miami, Florida and the other is located in Connecticut.

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

iFresh’s management defines Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, store opening costs, and non-recurring expenses. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing its on-going operating performance. Because it omits non-cash items, iFresh’s management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of factors that affect its operating performance. iFresh’s management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the company’s financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

Results of Operations for the six months ended September 30, 2017 and 2016

	For the six months ended September 30,		Changes
	2017	2016	$	%
Net sales-third parties	$60,892,655	$58,547,631	$2,345,024	4%
Net sales-related parties	4,975,763	3,629,161	1,346,602	37%
Total Sales	65,868,418	62,176,792	3,691,626	6%
Cost of sales-third parties	44,468,196	43,154,963	1,313,233	3%
Cost of sales-related parties	3,952,496	2,685,579	1,266,917	47%
Occupancy costs	3,836,604	3,605,453	231,152	6%
Gross Profit	13,611,122	12,730,797	880,325	7%
Selling, general and administrative expenses	14,961,027	12,356,026	2,605,001	21%
Income (Loss) from operations	(1,349,905)	374,771	(1,724,676)	-460%
Interest expense	(376,383)	(90,292)	(286,091)	317%
Other income	1,219,415	508,441	710,974	140%
Income (Loss) before income tax provision	(506,873)	792,920	(1,299,793)	-164%
Income tax (benefit) provision	(263,574)	356,814	(620,388)	-174%
Net income (loss)	$(243,299)	$436,106	$(679,405)	-156%
Net income (loss) attributable to common shareholders	$(243,299)	$436,106	$(679,405)	-156%

Net Sales

	For the six months ended September 30,		Changes
	2017	2016	$	%
Net sales of retail	$53,111,718	$51,765,739	$1,345,979	3%
Net sales of wholesale-third parties	7,780,937	6,781,892	999,045	15%
Net sales of wholesale-related parties	4,975,763	3,629,161	1,346,602	37%
Total Net Sales	$65,868,418	$62,176,792	$3,691,626	6%

iFresh’s net sales were $65.9 million for the six months ended September 30, 2017, an increase of $3.7 million, or 5.9%, from $62.2 million for the six months ended September 30, 2016.

Net retail sales increased by $1.3 million, or 3%, from $51.8 million for the six months ended September 30, 2016, to $53.1 million for the six months ended September 30, 2017. The increase resulted mainly from better product offering at stores and more effective marketing to promote the “iFresh” brand compared to the same period of 2016. Our total net wholesale sales increased by $2.4 million, from $10.4 million for the six months ended September 30, 2016 to $12.8 million for the six months ended September 30, 2017, which was attributable to an increase of $1.4 million in sales to related parties and $1 million to third party due to iFresh focusing on improving its central procurement system through its wholesale facilities.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the six months ended September 30,		Changes
	2017	2016	$	%
Cost of sales	$38,623,166	$37,989,811	$633,355	1.7%
Occupancy costs	3,836,604	3,605,453	231,151	6.4%
Gross profit	10,651,948	10,170,475	481,473	4.7%
Gross margin	20.1%	19.6%	0.5%	-

For the retail segment, gross profit was $10.7 million and $10.2 million for the six months ended September 30, 2017 and 2016, respectively. Gross margin was 20.1% and 19.6% for the six months ended September 30, 2017 and 2016, respectively. The gross profit increased mainly due to the increase in sales, and the minor fluctuation in gross margin is in the normal range.

Cost of sales increased by $0.6 million, or 1.7%, from $38.0 million for the six months ended September 30, 2016 to $38.6 million for the six months ended September 30, 2017. The increase was in line with the increased sales for the six months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately 6.4%, from $3.6 million for the six months ended September 30, 2016 to $3.8 million for the six months ended September 30, 2017, which was mainly attributable to increased taxes and store specific costs and the additional rent paid for the newly acquired E. Colonial Store.

Wholesale Segment	For the six months ended September 30,		Changes
	2017	2016	$	%
Cost of sales	$9,797,526	$7,850,731	$1,946,795	24.8%
Gross profit	$2,959,174	2,560,322	398,852	15.6%
Gross margin	23.2%	24.6%	-1.4%

For the wholesale segment, cost of sales increased by $1.9 million or 24.8% from $7.9 million for the six months ended September 30, 2016 to $9.8 million for the six months ended September 30, 2017. The increase was attributable to continuingly increasing wholesale costs under current economic environment.

Gross profit increased by $0.4 million, or 15.6% from $2.6 million for the six months ended September 30, 2016 to $3.0 million for the six months ended September 30, 2017. Gross margin decreased by 1.4% from 24.6% to 23.2%. The decrease of gross margin was due to tougher market competition we are facing resulting in the Company being unable to transfer all of the increase in costs to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $15 million for the six months ended September 30, 2017, an increase of $2.6 million, or 21%, compared to $12.4 million for the six months ended September 30, 2016, which was mainly attributable to $0.3 million of professional service fees, increased payroll expenses of approximate $0.7 million and the additional expenses of $0.5 million related to two stores newly acquired on July 13, 2017, one of which is in the process of being renovated and has no revenue.

Interest Expense

Interest expense was $376,383 for the six months ended September 30, 2017, an increase of $286,091, or 317%, from $90,292 for the six months ended September 30, 2016, primarily attributable to the increased $1.5 million line of credit and the $1.05 million of delayed term loan to acquire E. Colonial.

Other income

Other income was $1,219,415 for the six months ended September 30, 2017, an increase of $710,974, or 140%, from $508,441 for the six months ended September 30, 2016, primarily attributable to the insurance reimbursement for Ming’s fire damage occurred in March for 0.5 million and the settlement gain of the lease dispute from U2.

Income Taxes Provision (Benefit)

iFresh is subject to U.S. federal and state income taxes. We utilized income tax benefit of $0.26 million for the six months ended September 30, 2017, a decrease of $0.62 million, or 174%, compared to $0.36 million of income tax provision for the six months ended September 30, 2016, which was mainly attributable to the decrease in taxable income. For the six months ended September 30, 2017, the Company had a loss before tax and the income tax benefit represents the deferred income tax benefit derived from net operating loss.

Net Income

	For the six months ended September 30,		Changes
	2017	2016	$	%
Net income	$(243,299)	$436,106	$(679,405))	-156%
Net Profit Margin	-0.4%	0.7%	-1.1%

Net loss was $0.24 million for the six months ended September 30, 2017, a decrease of $0.68 million, or 156%, from $0.44 million of net income for the six months ended September 30, 2016, mainly attributable to the increase of selling, general and administrative expenses and higher interest expenses as stated above.

Adjusted EBITDA

	For the six months ended September 30,		Changes
	2017	2016	$	%
Net income (loss)	$(243,299)	$436,106	$(679,405)	-156%
Interest expenses	376,383	90,292	286,091	317%
Income tax provision (benefit)	(263,574)	356,814	(620,388)	-174%
Depreciation	832,667	778,508	54,159	7%
Amortization	157,916	66,666	91,250	137%
Merger expenses(1)	-	490,000	(490,000)	-100%
Adjusted EBITDA	$860,093	$2,218,386	$(1,358,293)	-61%
Percentage of sales	1.3%	3.6%	-2.3%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $860,093 for the six months ended September 30, 2017, a decrease of $1,358,293 or 61%, as compared to $2.2 million for the six months ended September 30, 2016, mainly attributable to the decreased of net income of $0.7 million and decrease of merger expenses of $0.5 million. The ratio of Adjusted EBITDA to sales was 1.3% and 3.6% for the six months ended September 30, 2017 and 2016, respectively.

Results of Operations for the three months ended September 30, 2017 and 2016

	For the three months ended September 30,		Changes
	2017	2016	$	%
Net sales-third parties	$30,764,800	$29,862,331	$902,469	3%
Net sales-related parties	2,575,092	2,024,569	550,523	27%
Total Sales	33,339,892	31,886,900	1,452,992	5%
Cost of sales-third parties	22,765,456	22,376,055	389,401	2%
Cost of sales-related parties	1,960,566	1,354,187	606,379	45%
Occupancy costs	1,893,762	1,765,386	128,376	7%
Gross Profit	6,720,108	6,391,272	328,836	5%
Selling, general and administrative expenses	7,476,204	6,130,117	1,346,087	22%
Income (Loss) from operations	(756,096)	261,155	(1,017,251)	-390%
Interest expense	(208,844)	(46,718)	(162,126)	347%
Other income	1,017,510	263,203	754,307	287%
Income before income tax provision	52,570	477,640	(425,070)	-89%
Income tax provision	27,336	219,279	(191,943)	-88%
Net income	$25,234	$258,361	$(233,127)	-90%
Net income attributable to common shareholders	$25,234	$258,361	$(233,127)	-90%

Net Sales

	For the three months ended September 30,		Changes
	2017	2016	$	%
Net sales of retail	$26,752,299	$25,987,857	$764,442	3%
Net sales of wholesale-third parties	4,012,501	3,874,474	138,027	4%
Net sales of wholesale-related parties	2,575,092	2,024,569	550,523	27%
Total Net Sales	$33,339,892	$31,886,900	$1,452,992	5%

iFresh’s net sales were $33.3 million for the three months ended September 30, 2017, an increase of $1.5 million, or 5%, from $31.9 million for the three months ended September 30, 2016.

Net retail sales increased by $0.8 million, or 3%, from $26 million for the three months ended September 30, 2016, to $26.8 million for the three months ended September 30, 2017. The increase resulted mainly from the sales contributed from the newly opened E. Colonial store in Florida of $0.8 million. Our total net wholesale sales increased by $0.7 million, from $5.9 million for the three months ended September 30, 2016 to $6.6 million for the three months ended September 30, 2017, which was attributable to an increase of $0.6 million in sales to related parties and $0.1 million to third party due to iFresh focusing on improving its central procurement system through its wholesale facilities.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the three months ended September 30,		Changes
	2017	2016	$	%
Cost of sales	$19,723,384	$19,227,496	$495,888	2.6%
Occupancy costs	1,893,762	1,765,386	128,376	7.3%
Gross profit	5,135,153	4,994,975	140,178	2.8%
Gross margin	19.2%	19.2%	-

For the retail segment, gross profit was $5.1 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively. Gross margin remained stable at 19.2% for the three months ended September 30, 2017 and 2016. The increase in gross profit was due to an increase in purchases through our central procurement system.

Cost of sales increased by $0.5 million, or 2.5%, from $19.2 million for the three months ended September 30, 2016 to $19.7 million for the three months ended September 30, 2017. The increase was in line with the increase in sales for the three months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately $0.1 million, or 7.2%, from $1.8 million for the three months ended September 30, 2016 to $1.9 million for the three months ended September 30, 2017, which was mainly attributable to increased taxes and store specific costs and the rent of the newly acquired E. Colonial store.

Wholesale Segment	For the three months ended September 30,		Changes
	2017	2016	$	%
Cost of sales	$5,002,638	$4,502,746	$499,892	11.1%
Gross profit	$1,584,955	1,396,297	188,658	13.5%
Gross margin	24.1%	23.7%	0.4%

For the wholesale segment, cost of sales increased by $0.5 million, or 11%, from $4.5 million for the three months ended September 30, 2016 to $5.0 million for the three months ended September 30, 2017. The increase in cost of sales was in par with the increased sales.

Gross profit increased by $0.2 million, or 13.5% from $1.4 million for the three months ended September 30, 2016 to $1.6 million for the three months ended September 30, 2017. Gross margin increased by 0.4% from 23.7% to 24.1%. The increase in gross profit was minimal and we consider the gross margin variation to be within normal business fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $7.5 million for the three months ended September 30, 2017, an increase of $1.3 million, or 22%, compared to $6.1 million for the three months ended September 30, 2016, which was mainly attributable to increased payroll expenses and the additional expenses related to two stores newly acquired on July 13, 2017, one of which is in the process of being renovated and has no revenue.

Interest Expense

Interest expense was $208,844 for the three months ended September 30, 2017, an increase of $162,126, or 347%, from $46,718 for the three months ended September 30, 2016, primarily attributable to the increased $1.5 million line of credit and the $1.05 million of delayed term loan to acquire E. Colonial.

Other income

Other income was $1.1 million for the three months ended September 30, 2017, an increase of $0.75 million, or 287%, from $0.3 million for the three months ended September 30, 2016, primarily as a result of the insurance payout for Ming’s fire damage occurred in March for $0.5 million, and the settlement gain of the lease dispute from U2.

Income Taxes Provision

iFresh is subject to U.S. federal and state income taxes. Income tax was $27,336 for the three months ended September 30, 2017, a decrease of $0.2 million, or 88%, compared to $0.2 million of tax for the three months ended September 30, 2016, which was mainly attributable to the decrease in taxable income. For the three months ended September 30, 2017, the Company had a small gain before tax of $52,570.

Net Income

	For the three months ended September 30,		Changes
	2017	2016	$	%
Net income (loss)	$25,234	$258,361	$(233,127)	-90%
Net Profit Margin	0.08%	0.8%	-0.72%

Net income was $25,234 for the three months ended September 30, 2017, a decrease of $0.23 million, or 90%, from $0.26 million of net income for the three months ended September 30, 2016, mainly attributable to the increase of selling, general and administrative expenses and higher interest expenses as stated above.

Adjusted EBITDA

	For the three month ended September 30,		Changes
	2017	2016	$	%
Net income	$25,234	$258,361	$(233,127)	-90%
Interest expenses	208,844	46,718	162,126	347%
Income tax provision	27,336	219,279	(191,943)	-88%
Depreciation	429,606	398,951	30,655	8%
Amortization	78,958	33,333	45,625	137%
Merger expenses(1)	-	490,000	(490,000)	-100%
Adjusted EBITDA	$769,978	$1,446,642	$(676,664)	-47%
Percentage of sales	2.3%	4.5%	-2.2%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $769,978 for the three months ended September 30, 2017, a decrease of $676,664 or 47%, as compared to $1.4 million for the three months ended September 30, 2016, mainly attributable to the decreased net income of approximately $230,000 and decrease of merger expenses of approximately $490,000. The ratio of Adjusted EBITDA to sales was 2.3% and 4.5% for the three months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, iFresh had cash and cash equivalents of approximately $1.0 million. iFresh has funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. Although iFresh’s management believes that the cash generated from operations will be sufficient to meet its normal working capital needs for at least the next twelve months, its ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of September 30, 2017. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale and the quick inventory turnover.

We had $16.7 million of advances to and receivables from the related parties we intend to acquire, which will be used to offset part of the acquisition consideration. In addition, we had $6.45 million of unused credit line from Key Bank, which includes a revolving credit of $2.5 million for making advances and the issuance of letters of credit, and $3.95 million of a delayed draw term loan. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. If we are not able to turn over our inventory and collect our receivables in time as we have done in the past, Mr. Long Deng, the majority shareholder and Chief Executive Officer of iFresh, has indicated that he will personally fund iFresh’s operations as needed. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the six months ended September 30, 2017 and 2016.

	For the six months ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(993,367)	$2,917,448
Net cash used in investing activities	(3,178,827)	(3,053,513)
Net cash provided by financing activities	2,680,184	262,927
Net (decrease) increase in cash and cash equivalents	$(1,492,010)	$126,862

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes, and the effect of working capital changes. Net cash used in operating activities was approximately $ 1.0 million for the six months ended September 30, 2017, a decrease of $3.9 million, or 134%, compared to $2.9 million of cash provided by operating activities for the six months ended September 30, 2016. The decrease in our cash from operating activities was mainly because we collected less account accounts, spent more on inventory and prepaid expenses and paid more in accounts payable for the six months ended September 30, 2016 than for the six months ended September 30, 2016.

Investing Activities

Net cash used in investing activities was approximately $3.2 million for the six months ended September 30, 2017, an increase of $0.1 million, compared to $3.1 million for the six months ended September 30, 2016. The increase in our investment spending was primarily attributable to the acquisition of two new stores occurred in July 2017.

Financing Activities

Net cash provided by financing activities was approximately $2.7 million for the six months ended September 30, 2017, which mainly consisted of net cash flow from borrowing against bank loans and lines of credit of $3.5 million. Net cash provided by financing activities was $0.3 million for the six months ended September 30, 2016, which mainly consisted of $ 0.2 million from borrowings against lines of credit, notes payable, offsetting the repayment of credit lines and notes payable correspondingly.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2017:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$17,689,082	$1,450,285	$3,013,167	$13,225,630	-
Estimated interest payments on bank loans	1,503,625	420,003	711,032	372,590	-
Notes payable	622,218	241,434	278,039	102,745	-
Capital lease obligations	143,514	65,065	70,891	7,558	-
Operating Lease Obligations(1)	93,694,571	7,730,887	16,061,479	15,169,564	54,732,641
	$113,653,010	$9,907,674	$20,134,608	$28,878,087	$54,732,641

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substancenon financial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2017, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

Changes in Internal Control over Financial Reporting

The Company established a policy during the fiscal quarter ended June 30, 2017 that management will hire additional accounting personnel or use independent consultants to determine the proper accounting treatment of transactions to ensure that complicated transactions, such as equity financings, acquisitions, and business combinations, are recorded accurately.  In May 2017, the Company hired a new Chief Financial Officer with the necessary skills and experience to help with the financial reporting process. In August 2017, the Company also hired a new accounting supervisor holding a CPA license to help with the financial reporting. The Company is also actively looking for an outside independent consultant to help with accounting treatment of more complicated transactions such as planned business acquisitions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Rent Dispute

Ming’s Supermarket, Inc. (“Ming”), the subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining to run if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

On February 22, 2015, a sprinkler pipe burst in the Property. This caused the Inspectional Services Department of the City of Boston (“ISD”) to inspect the Property. The ISD found a number of problems which have prevented further use of the Property. The ISD notified both landlord and tenant that the Property was only permitted for use as an elevator garage and that its use as a warehouse was never permitted and that a conditional use permit must be obtained from the City of Boston to make such use lawful. Moreover, the Property was found to have major structural issues requiring repair, as well as issues with the elevator and outside glass. The result of the ISD’s findings are that Ming was ordered not to use the Property for any purpose unless and until the structural and other repairs are completed and its use as a warehouse is permitted by the Boston Zoning Board.

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

The parties have been unable to agree on terms of a settlement and a trial was necessary to resolve this matter. The case was trialed on August 21, 2017 and concluded on August 29, 2017 with a jury verdict in favor of the Company. The JURY VERDICT FORM issued on August 31, 2017 affirmed that the landlord breached the lease by failing to make the necessary structural repairs to the Premises and take responsibility to recover Ming’s damages from the breach. After the jury verdict, the landlord filed an appeal immediately. The new verdict of this case was issued in the Company’s favor on September 29, 2017. The judge awarded us double damages and attorney’s fees in this case. That will result in a total judgment of $1,590,000 including $795,000 for damage compensation plus the attorneys’ fees and interest and costs. In addition, the landlord was ordered to make repairs to the building with additional damaged of $2,250 for each month until completed.

However, the landlord is planning to file another appeal shortly after the verdict based on our acknowledgement. No guaranties or predications can be made at this time as to ultimate final outcome of this case. The Company believes that the facts and the law are favorable for Ming’s as to both its continuing liability for rent and its affirmative claim to recover damages.

Trade order dispute

A lawsuit has been filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages in the amount of $116,878 representing the total amount of invoices Plaintiff is claiming pass due, penalty of $256,000 for the past due invoices and attorney cost which was estimated to be $80,000 to $90,000.

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

Other Proceedings

On September 22, 2017, Weiqing Gao, a former employee of Strong America Limited, a subsidiary of the Company, filed a complaint against the Company and Mr. Long Deng, the Company’s Chief Executive Officer, on behalf of herself and all similarly situated employees, in the United States District Court for the Eastern District of New York, alleging that the Company violated certain minimum wage and overtime pay laws. The Company was served with the complaint on October 16, 2017, and has not yet replied to the complaint. The complaint seeks payment of amounts allegedly due along with certain penalties, but does not allege the aggregate amount claimed. The Company intends to vigorously defend the suit.

On October 20, 2017, Jendo Ermi, LP, an entity that owns the property of one of the Company’s stores, filed a summons and complaint against the Company alleging breach of contract for violating the terms of a lease agreement between the Company and the Plaintiff. The Company was served with the complaint on November 8, 2017, and has not yet replied to the complaint. The Complaint alleges damages of approximately $312,000 and seeks those alleged damages plus court costs, legal fees and interest, along with cancellation of the lease. The Company intends to vigorously defend the suit.

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

Date: November 14, 2017

