Form 10-Q
period 2017-12-31
iFresh Inc
filed 2018-02-14
CIK 1681941

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2017

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

As of February 13, 2018, 14,220,547 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$902,823	$2,508,362
Accounts receivable, net	4,898,740	2,272,011
Inventories, net	11,519,616	9,796,984
Prepaid expenses and other current assets	2,439,880	981,017
Advances to related parties	9,552,534	14,852,083
Total current assets	29,313,593	30,410,457
Property and equipment, net	16,874,362	9,290,674
Intangible assets, net	1,200,002	1,300,001
Security deposits	1,232,506	912,346
Deferred income taxes	389,435	86,799
Total assets	$49,009,898	$42,000,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,470,850	12,364,071
Deferred revenue	139,029	206,737
Borrowings against lines of credit - current, net	1,191,224	1,144,568
Notes payable, current	143,056	262,578
Capital lease obligations - current	60,498	51,376
Accrued expenses	875,943	730,392
Taxes payable	1,395,717	1,769,398
Other payables - current	605,098	501,213
Total current liabilities	20,881,415	17,030,333
Borrowings against lines of credit & term loan - non-current, net	16,126,222	12,779,838
Notes payable - non-current	269,228	379,376
Capital lease obligations - non-current	83,410	59,907
Deferred rent	6,286,568	5,424,134
Other payables - non-current	67,800	34,800
Total liabilities	43,714,643	35,708,388

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,220,548 and 14,103,033 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	1,422	1,410
Additional paid-in capital	8,602,729	9,075,025
Accumulated deficit	(3,308,896)	(2,784,546)
Total shareholders’ equity	5,295,255	6,291,889
Total liabilities and shareholders’ equity	$49,009,898	42,000,277

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net sales	$33,702,943	$32,327,248	$94,595,598	$90,874,879
Net sales-related parties	2,160,248	2,589,866	7,136,011	6,219,027
Total net sales	35,863,191	34,917,114	101,731,609	97,093,906
Cost of sales	24,696,520	23,805,176	69,164,715	66,960,139
Cost of sales-related parties	1,811,041	1,916,501	5,763,537	4,602,080
Occupancy costs	1,834,247	1,791,325	5,670,852	5,396,778
Gross profit	7,521,383	7,404,112	21,132,505	20,134,909

Selling, general and administrative expenses	7,760,568	6,485,191	22,721,595	18,841,217
Income (Loss) from operations	(239,185)	918,921	(1,589,090)	1,293,692
Interest expense, net	(214,452)	(62,260)	(590,835)	(152,551)
Other income	133,526	249,834	1,352,941	758,274
Income(Loss) before income taxes	(320,111)	1,106,495	(826,984)	1,899,415
Income tax provision (benefit)	(39,061)	497,929	(302,635)	854,743
Net income (Loss)	$(281,050)	$608,566	$(524,349)	$1,044,672

Net income (loss) per share:
Basic	$(0.02)	$0.05	$(0.04)	$0.09
Diluted	$(0.02)	$0.05	$(0.04)	$0.09
Weighted average shares outstanding:
Basic	14,219,132	12,000,000	14,167,599	12,000,000
Diluted	14,219,132	12,000,000	14,167,599	12,000,000

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net income (loss)	$(524,349)	$1,044,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,277,863	1,165,643
Amortization expense	236,874	99,999
Share based compensation	297,536	-
Deferred income taxes	(302,636)	312,360
Changes in operating assets and liabilities:
Accounts receivable	(2,626,729)	(741,643)
Inventories	(1,722,632)	(1,321,821)
Prepaid expenses and other current assets	(1,548,863)	(142,192)
Security deposits	(140,744)	159,240
Accounts payable	4,053,328	4,194,650
Deferred revenue	(67,708)	55,040
Accrued expenses	145,551	(28,263)
Taxes payable	(373,681)	(461,390)
Deferred rent	522,546	403,644
Other liabilities	136,883	635
Net cash provided by (used in) operating activities	(636,761)	4,740,574
Cash flows from investing activities
Advances to related parties	(2,127,694)	(5,820,890)
Acquisition of property and equipment	(1,664,630)	(732,329)
Cash proceeds from acquisitions	13,836	-
Net cash used in investing activities	(3,778,488)	(6,553,219)
Cash flows from financing activities
Borrowings against lines of credit	3,200,000	200,000
Borrowings against term loan	1,050,000	-
Proceeds from borrowings against term loan	-	15,000,000
Repayments on lines of credit borrowings	(993,835)	(3,791,794)
Proceeds from borrowings on notes payable	-	288,129
Repayments on notes payable	(397,335)	(175,465)
Payments on capital lease obligations	(49,120)	(38,024)
Deferred financing cost	-	(162,500)
Change in restricted cash	-	(1,030,000)
Net cash provided by financing activities	2,809,710	10,290,346
Net increase (decrease) in cash and cash equivalents	(1,605,539)	8,477,701
Cash and cash equivalents at beginning of the period	2,508,362	551,782
Cash and cash equivalents at the end of the period	$902,823	$9,029,483
Supplemental disclosure of cash flow information
Cash paid for interest	$541,134	$150,314
Cash paid for income taxes	$-	$1,316,133
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$249,411	$288,129
Stock issued for Glen Cove acquisition	$645,500	$-
Accrual of deferred financing costs	$-	$750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The above-mentioned business combination with NYM was accounted for as a reverse acquisition at the date of the consummation of the transaction since the shareholders of NYM own at least 83.9% of the outstanding ordinary shares of iFresh immediately following the completion of the transaction. Accordingly, NYM is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of NYM. As a result, following the Business Combination, the historical financial statements of NYM and its subsidiaries are treated as the historical financial statements of the combined company. Accordingly, the assets and liabilities and the historical operations that are reflected in the iFresh financial statements after consummation of the transaction are those of NYM and are recorded at the historical cost basis of NYM. NYM’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of iFresh upon consummation of the transaction.

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

The unaudited interim condensed consolidated financial information as of December 31, 2017 and for the three and nine months ended December 31, 2017 and 2016 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position as of December 31, 2017, its results of operations and its cash flows for the three and nine months ended December 31, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Accounts Receivable

Accounts receivable consist primarily of uncollected amounts from customer purchases (primarily from the Company’s two distribution operations), credit card receivables, and food stamp vouchers, and are presented net of an allowance for estimated uncollectible amounts.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both December 31, 2017 and March 31, 2017. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of December 31, 2017 and March 31, 2017, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

The difference between the net consideration paid and historical cost of net assets acquired was debited to additional paid-in capital account. The Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2017 include the results of operations of the Glen Cove whereas the same periods in 2016 do not include the results of operations of Glen Cove. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on April 1, 2016 are immaterial.

iFresh E. Colonial Asset Purchase

On July 13, 2017, the Company’s wholly-owned subsidiary, iFresh E. Colonial, completed the acquisition of Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC, including inventory, property and equipment. This acquisition expands the Company’s footprint in the State of Florida and expects to increase its revenue base.

The aggregate purchase price paid for the iFresh E. Colonial acquisition was $1,050,000. The fair value of the assets acquired approximates the consideration paid. The Company did not assume any liability. The consideration for the transaction was funded by the Company with $1.05 million in proceeds from the delayed term loan withdrawn under Key Bank credit facility. The Company accounted for the iFresh E. Colonial acquisition as an asset acquisition under ASC 805-10-55 because the workforce retained from Mia Supermarket does not include key management members, and is not difficult to replace. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs.

New York Mart CT, Inc. (“NYM CT”) Acquisition

On October 2, 2017, the Company acquired 100% equity interest of NYM CT from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The purchase included the business, lease and equipment of the store. The store is currently under renovation and the Company expects the Connecticut store to open in the first quarter of 2018.

The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Advances made to NYM CT	3,5000,000
Cash acquired	(2,988)
Net consideration	$3,497,012

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	3,695,834
Due from related parties	820
Subtotal	$3,696,654
Liability assumed:
Due to related parties	87,741
Account payable	122,555
Deferred rent liability	95,792
Subtotal	$306,088
Historical cost of net assets acquired	$3,390,564

The difference between the net consideration paid and historical cost of net assets acquired was debited to additional paid-in capital account. The Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2017 include the results of operations of NYM CT whereas the same periods in 2016 do not include the results of operations of NYM CT. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on April 1, 2016 are immaterial.

New York Mart N. Miami Inc. (“NYM N. Miami”) Acquisition

On October 2, 2017, the Company acquired 100% equity interest of NYM N. Miami from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The purchase included the business, lease and equipment of the store. The store is also currently under construction, and, once finished, will be one of the largest Asian supermarkets in South Florida. NYM N. Miami will open in the first quarter of 2018.

The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Advances made to NYM N. Miami	3,5000,000
Fair value of stocks issued	549,450
Cash acquired	(5,217)
Net consideration	$4,044,233

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	3,179,647
Security deposit	100,000
Due from related parties	244,308
Subtotal	$3,523,955
Liability assumed:
Due to related parties	455,101
Account payable	41,300
Deferred rent liability	65,199
Subtotal	$561,600
Historical cost of net assets acquired	$2,962,355

The difference between the net consideration paid and historical cost of net assets acquired was debited to additional paid-in capital account. The Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2017 include the results of operations of NYM N. Miami whereas the same periods in 2016 do not include the results of operations of NYM N. Miami. On an unaudited pro forma basis, the revenues and net income of the Company, assuming the acquisition had occurred on January 1, 2016, are immaterial since NYM N. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on April 1, 2016 are immaterial.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	December 31,	March 31,
	2017	2017
Customer purchases	$4,196,164	$2,133,689
Credit card receivables	585,633	134,177
Food stamps	167,330	62,900
Others	37,618	29,250
Total accounts receivable	4,986,745	2,360,016
Allowance for bad debt	(88,005)	(88,005)
Accounts receivable, net	$4,898,740	$2,272,011

6. Inventories

A summary of inventories, net is as follows:

	December 31,	March 31,
	2017	2017
Non-perishables	$9,869,578	$8,339,787
Perishables	1,720,797	1,535,777
Inventories	11,590,375	9,875,564
Allowance for slow moving or defective inventories	(70,759)	(78,580)
Inventories, net	$11,519,616	$9,796,984

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	December 31,	March 31,
Entities	2017	2017
New York Mart, Inc.	$1,124,919	$142,791
New York Mart N. Miami Inc.	-	6,511,427
Pacific Supermarkets Inc.	1,032,091	591,404
NY Mart MD Inc.	3,380,982	4,165,339
New York Mart CT Inc.	-	871,966
iFresh Harwin Inc	430,335	-
Advances - related parties	$5,968,327	$12,282,927

New York Mart, Inc.	667,004	476,884
Pacific Supermarkets Inc.	521,899	604,469
NY Mart MD Inc.	2,172,855	1,426,303
iFresh Harwin Inc	222,449	-
New York Mart CT Inc.	-	61,500
Receivables – related parties	3,584,207	2,569,156
Total advances and receivables – related parties	$9,552,534	$14,852,083

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting these advances and receivables into deposits towards the purchase price upon planned acquisitions of some of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and the Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 15). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng. Most of these entities are newly established and have limited or no operations since their inception. As of the date of these financial statements, the Company completed the acquisition of New York Mart N. Miami Inc. and New York Mart CT Inc.

8. Property and Equipment

	December 31,	March 31,
	2017	2017
Furniture, fixtures and equipment	$16,404,615	$12,112,418
Automobiles	2,121,148	2,226,746
Leasehold improvements	6,629,230	2,082,214
Software	6,735	6,734
Total property and equipment	25,161,728	16,428,112
Accumulated depreciation and amortization	(8,287,366)	(7,137,438)
Property and equipment, net	$16,874,362	$9,290,674

Depreciation expense for the nine months ended December 31, 2017 and 2016 was $1,277,863 and $1,165,643, respectively. For the three months ended December 31, 2017 and 2016, depreciation expense was $445,196 and $387,135 respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at December 31,
	2017	Additions	2017
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,199,999)	$(99,999)	$(1,299,998)
Intangible assets, net	$1,300,001	$(99,999)	$1,200,002

Amortization expense was $99,999 and $99,999 for the nine months ended December 31, 2017 and 2016, respectively and for the three months ended December 31, 2017 and 2016 was $33,333 and $33,333. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending December 31,
2018	$133,333
2019	133,333
2020	133,333
2021	133,333
2022	133,333
Thereafter	533,337
Total	$1,200,002

10. Debt

A summary of the Company’s debt is as follows:

	December 31,	March 31,
	2017	2017
Revolving Line of Credit-KeyBank National Association	$3,200,000	-
Less: current portion	-	-
Borrowings against Revolving Line of Credit, non-current	$3,200,000	$-

Delayed Term Loan-KeyBank National Association	1,006,250	-
Less: current portion	(105,000)	-
Bank Loan-Term Loan, non-current	$901,250	$-

Term Loan-KeyBank National Association	13,841,196	14,791,281
Less: Deferred financing cost	(730,000)	(866,875)
Less: current portion	(1,086,224)	(1,144,568)
Bank Loan-Term Loan, non-current	$12,024,972	$12,779,838

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $3,200,000 of the revolving credit was used as of December 31, 2017.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending December 31,
2018	$1,373,724
2019	1,496,932
2020	1,535,410
2021	1,574,953
2022	12,066,427
Total	$18,047,446

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

11. Notes Payable

Notes payables consist of the following:

	December 31,	March 31,
	2017	2017
Expressway Motors Inc.
Secured by vehicle, 0%, principal of $490 due monthly through April 9, 2019	$-	$12,247
Secured by vehicle, 2.99%, principal and interest of $593 due monthly through February 1, 2021	-	25,281
Secured by vehicle, 0%, principal of $515 due monthly through April 24, 2019	-	11,780
Hitachi Capital America Corp.
Secured by vehicle, 6.95%, principal and interest of $2,109 due monthly through September 18, 2019, paid off in December 2017	-	57,927
Secured by vehicle, 7.35%, principal and interest of $2,219 due monthly through November 7, 2017	-	17,269
Secured by vehicle, 7.10%, principal and interest of $2,094 due monthly through March 28, 2018	6,208	24,186
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	31,086	48,478
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	30,871	37,810
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	17,375	22,660
Milea Truck Sales of Queens Inc.
Secured by vehicle, 8.42%, principal and interest of $4,076 due monthly through July 1, 2019, paid off in December 2017	-	103,276
Secured by vehicle, 4.36%, principal and interest of $1,558 due monthly through February 20, 2018	3,098	16,768
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	21,308	39,455
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	21,226	25,790
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	19,747	26,310
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	33,835	39,025
Lee’s Autors, Inc.
Secured by vehicle, 0.9%, principal and interest of $832 due monthly through July 22, 2017	-	3,321
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	36,483	42,684
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	74,307	87,687

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	18,589	-
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	35,414	-
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	29,853	-
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	32,884	-
Total Notes Payable	$412,284	$641,954
Current maturities	(143,056)	(262,578)
Long-term debt, net of current maturities	$269,228	$379,376

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending December 31,
2018	$143,056
2019	105,973
2020	89,661
2021	54,503
2022	19,091
Total	$412,284

12. Capital lease obligations

The following capital lease obligations are included in the condensed consolidated balance sheets:

	December 31,	March 31,
	2017	2017
Capital lease obligations:
Current	$60,498	$51,376
Long-term	83,410	59,907
Total obligations	$143,908	$111,283

Interest expense on capital lease obligations for the nine months ended December 31, 2017 and 2016 amounted to $6,213 and $1,942 and $2,254and $538 for the three months ended December 31, 2017 and 2016, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending December 31,
2018	$71,059
2019	52,038
2020	29,054
2021	3,802
Total minimum lease payments	155,953
Less: Amount representing interest	(12,045)
Total	$143,908

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

The following table presents summary information by segment for the nine months ended December 31, 2017 and 2016, respectively:

	Nine months ended December 31, 2017
	Wholesale	Retail	Total

Net sales	$20,426,869	$81,304,740	$101,731,609
Cost of sales	15,600,495	59,327,757	74,928,252
Retail occupancy costs	-	5,670,852	5,670,852
Gross profit	$4,826,374	$16,306,131	$21,132,505

Interest expense, net	$20,490	$570,345	$590,835
Depreciation and amortization	$189,396	$1,325,341	$1,514,737
Capital expenditure	$60,712	$1,853,329	$1,914,041
Segment income before income tax provision	$665,940	$(1,492,925)	$(826,984)
Income tax provision (benefit)	$243,701	$(546,336)	$(302,635)
Segment assets	$12,605,082	$36,404,816	$49,009,898

	Nine months ended December 31, 2016
	Wholesale	Retail	Total

Net sales	$17,430,676	$79,663,230	$97,093,906
Cost of sales	13,743,782	57,818,437	71,562,219
Retail occupancy costs	-	5,396,778	5,396,778
Gross profit	$3,686,894	$16,448,015	$20,134,909

Interest expense, net	$145,051	$7,500	$152,551
Depreciation and amortization	$173,657	$1,091,985	$1,265,642
Capital expenditure	$327,096	$405,233	$732,329
Segment income before income tax provision	$306,231	$1,593,184	$1,899,415
Income tax provision	$29,853	$824,890	$854,743
Segment assets	$6,764,786	$38,614,581	$45,379,367

The following table presents summary information by segment for the three months ended December 31, 2017 and 2016, respectively:

	Three months ended December 31, 2017
	Wholesale	Retail	Total

Net sales	$7,670,169	$28,193,022	$35,863,191
Cost of sales	5,802,969	20,704,592	26,507,561
Retail occupancy costs	-	1,834,247	1,834,247
Gross profit	$1,867,200	$5,654,183	$7,521,383

Interest expense, net	$2,332	$212,120	$214,452
Depreciation and amortization	$58,562	$465,592	$524,154
Capital expenditure	$38,117	$417,469	$455,586
Segment income before income tax provision	$236,372	$(556,483)	$(320,111)
Income tax provision	$20,325	$(59,386)	$(39,061)
Segment assets	$12,605,082	$36,404,816	$49,009,898

	Three months ended December 31, 2016
	Wholesale	Retail	Total

Net sales	$7,019,624	$27,897,490	$34,917,114
Cost of sales	5,893,051	19,828,626	25,721,677
Retail occupancy costs	-	1,791,325	1,791,325
Gross profit	$1,126,573	$6,277,539	$7,404,112

Interest expense, net	$58,495	$3,765	$62,260
Depreciation and amortization	$62,438	$358,030	$420,468
Capital expenditure	$-	$124,796	$124,796
Segment income before income tax provision	$(31,878)	$1,138,373	$1,106,495
Income tax provision	$17,391	$480,538	$497,929
Segment assets	$6,764,786	38,614,581	$45,379,367

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $805,721 as of December 31, 2017 and $788,039 as of March 31, 2017.

The Company has approximately $3,145,000 and $2,318,000 of US NOL carry forward of which approximately $3,145,000 and $2,318,000 are SRLY NOL as of December 31, 2017 and March 31, 2017, respectively. For income tax purpose, those NOLs will expire in the year 2030 through 2034.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	Nine months ended
	December 31,
	2017	2016
Current:
Federal	$-	$304,983
State	-	237,394
	-	542,377
Deferred:
Federal	(195,102)	277,575
State	(107,533)	34,791
	(302,635)	312,366

Total	$(302,365)	$854,743

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Nine months ended December 31,
	2017	2016
Expected tax at U.S. statutory income tax rate	34%	34%
State and local income taxes, net of federal income tax effect	14%	12%
Other non-deductible fees and expenses	1%	1%
Impact of change of federal income tax rate on deferred tax	(13%)	-
Other	1%	(2%)

Effective tax rate	37%	45%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	December 31,	March 31,
	2017	2017
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$97,662	$123,260
Sec 263A Inventory Cap	190,286	215,248
Deferred rent	2,189,871	2,467,259
Depreciation and amortization	(2,088,384)	(2,718,968)
Net operating losses	805,721	788,039
Valuation allowance	(805,721)	(788,039)
Net Deferred Tax Assets	$389,435	$86,799

15. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the nine and three months ended December 31, 2017 and 2016 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of December 31, 2017 and 2016 were included in advances and receivables – related parties (see Note 7).

Nine months ended December 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$42,756	$28,028	$1,656,862
Pacific Supermarkets Inc.	62,440	30,368	2,606,133
NY Mart MD Inc.	43,721	7,171	2,442,017
El Monte	8,868	800	105,177
iFresh Harwin Inc	4,240	800	141,377
Spring Farm Inc.	-	-	4,798
Spicy Bubbles, Inc.	-	-	59,395
Pine Court Chinese Bistro	-	-	120,252
	$162,025	$67,167	$7,136,011

Nine months ended December 31, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$36,503	$20,852	$1,419,441
Pacific Supermarkets Inc.	44,026	23,014	2,629,879
NY Mart MD Inc.	36,182	-	1,966,086
Spring Farm Inc.	-	-	6,806
Spicy Bubbles, Inc.	-	-	77,203
Pine Court Chinese Bistro	-	-	119,612
	$116,711	$43,866	$6,219,027

Three months ended December 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$15,845	$5,770	$565,816
Pacific Supermarkets Inc.	22,237	6,550	749,033
NY Mart MD Inc.	16,704	2,080	755,178
El Monte	5,575	800	17,673
iFresh Harwin Inc	4,240	800	44,445
Spring Farm Inc.	-	-	607
Spicy Bubbles, Inc.	-	-	6,768
Pine Court Chinese Bistro	-	-	20,728
	$64,601	$16,000	$2,160,248

Three months ended December 31, 2016
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$12,356	$12,206	$592,939
Pacific Supermarkets Inc	14,824	12,687	1,007,051
NY Mart MD Inc	12,467	-	928,667
Spring Farm Inc.	-	-	1,392
Spicy Bubbles, Inc.	-	-	25,383
Pine Court Chinese Bistro	-	-	34,434
	$39,647	$24,893	$2,589,866

Long-Term Operating Lease Agreement with a Related Party

The Company leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $877,381 and $521,000 for the nine months ended on December 31, 2017 and 2016, and $523,381 and $177,000 for the three months ended on December 31, 2017 and 2016, respectively.

16. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 10 years as of December 31, 2017.

Rent expense charged to operations under operating leases in the nine months ended December 31, 2017 and 2016 amounted to $6,160,596 and $4,662,132 and $2,904,346 and $1,543,223 for the three months ended December 31, 2017 and 2016, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at December 31, 2017 are as follows:

	Non-related parties	Related party	Total
2018	$7,417,778	$1,120,524	$8,538,302
2019	7,584,322	1,132,883	8,717,205
2020	7,738,634	1,147,340	8,885,974
2021	7,479,802	1,159,680	8,639,482
2022	7,513,984	1,174,080	8,688,064
Thereafter	60,038,858	4,448,525	64,487,383
Total payments	$97,773,378	$10,183,032	$107,956,10

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

The parties have been unable to agree on terms of a settlement and a trial was necessary to resolve this matter. The case went to trial on August 21, 2017 and concluded on August 29, 2017 with a jury verdict in favor of the Company. The JURY VERDICT FORM issued on August 31, 2017, which affirmed that the landlord breached the lease by failing to make the necessary structural repairs to the Premises and take responsibility to recover Ming’s damages from the breach. After the jury verdict, the landlord filed an appeal immediately. A new verdict of this case was issued in the Company’s favor on September 29, 2017. The judge awarded the Company double damages and attorney’s fees in this case. That will result in a total judgment of $1,590,000, including $795,000 for damage compensation plus the attorneys’ fees and interest and costs. In addition, the landlord was ordered to make repairs to the building with additional damages of $2,250 for each month until completed. The jury verdict waived claims for breach of contract against Ming.

However, it is the Company’s understanding that the landlord is planning to file another appeal. No guaranties or predications can be made at this time as to ultimate final outcome of this case. The Company believes that the facts and the law are favorable for Ming’s as to both its continuing liability for rent and its affirmative claim to recover damages.

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

The case went to trial on March 12 to15, 2017. On April 17, 2017, the Count ruled in favor of Plaintiff and against NYMG and New Sunshine in the amount of $385,492. NYMG hired a new law firm to appeal the case. The appeal process will take approximately 1 year. During the appeal, NYMG will not be required to pay the amount under the Final Judgment. While discovery is ongoing and no guaranties or predications can be made at this time as to ultimate outcome, the Company and its attorney believe a fair estimate of the chance the Company will prevail on the appeal of the Final Judgment is approximately 50%.

Most recently, on August 11, 2017, approximately $196,000 in funds held in one of New York Mart’s bank accounts at TD Bank was ordered by the Court to be frozen until the appeal has been concluded, after plaintiff trying to seize these funds as part of an effort to enforce the aforementioned judgement.

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

18. Subsequent Event

For purpose of preparing these consolidated financial statements, the Company considered events through February 14, 2018, which is the date the consolidated financial statements were available for issuance. There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

On July 13, 2017, the Company acquired Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which is called iFresh East Colonial, will be the first iFresh store in Orlando and the second in Florida. iFresh acquired the supermarket for $1,050,000 in cash. The purchase included property and equipment, and inventory of the old store.

Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s Board of Directors and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This will be the Company’s first store in Long Island and the sixth in New York. The Company expects iFresh Glen Cove to open in the first quarter of 2018.

On October 2, 2017, the Company acquired all of the shares of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The store is currently under renovation and the Company expects the Connecticut store to open in the first quarter of 2018.

Also on October 2, 2017, the Company acquired all of the shares of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The store is currently under construction. The Company expects the store to open in the first quarter of 2018.

Both transactions were approved by the Company’s Board of Directors and the price was agreed to based upon reviews of the assets and financial statements of NYM CT and NYM N. Miami. The purchase included the business, lease and equipment of the stores.

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

iFresh’s net sales were $101.7 million and $97.1 million for the nine months ended December 31, 2017 and 2016, respectively. In terms of sales by category, perishables constituted approximately 59.9% of the total sales for the nine months ended December 31, 2017. iFresh incurred a net loss of $0.52 million for the nine months ended December 31, 2017, a decrease of $1.6 million, or 150%, from $1.04 million of net income for the nine months ended December 31, 2016. iFresh had net loss of $0.3 million for the three months ended December 31, 2017, a decrease of $0.89 million from $0.6 million for the three months ended December 31, 2016. Adjusted EBITDA was $1.1 million for the nine months ended December 31, 2017, a decrease of $2.8 million, or 71%, from $4.0 million for the nine months ended December 31, 2016. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 27.

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

Payroll

Minimum wage rates in some states and cities are scheduled to increase every year on December 31 until they reach $15.00 per hour. For example, the minimum wage rate increased from $11 on December 31, 2016 to $13 per hour on December 31, 2017 in New York City. Payroll and related expenses increased by $2.4 million, or 23% for the nine months ended December 31, 2017 as compared to the same period of last year as a result of increase of wages and head count, and the addition of its business operation and financial reporting department since iFresh became a public company in February 2017. iFresh plans to implement ERP systems in the future to improve operating efficiency and reduce labor costs. In addition, the Company is in the process of implementing ADP’s comprehensive personnel management system to enhance the monitoring of employees’ worktime and reduce the cost of human resources.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system is the key to business success and profitability. iFresh operates its own wholesale facilities, which supplied about 41% of its products as of December 31, 2017. iFresh recently centralized the management of its vendors and procurement. It believes that such centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.

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

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be one of the primary drivers of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit. iFresh may incur higher than normal employee costs associated with set-up, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. For the nine month ended December 31, 2017, the Company acquired four additional stores, two of which are located in Miami, Florida, one is located in Garden City, New York, and the other is located in Connecticut.

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

Results of Operations for the nine months ended December 31, 2017 and 2016

	For the nine months ended December 31,		Changes
	2017	2016	$	%
Net sales-third parties	$94,595,598	$90,874,879	$3,720,719	4%
Net sales-related parties	7,136,011	6,219,027	916,984	15%
Total Sales	101,731,609	97,093,906	4,637,703	5%
Cost of sales-third parties	69,164,715	66,960,139	2,204,576	3%
Cost of sales-related parties	5,763,537	4,602,080	1,161,457	25%
Occupancy costs	5,670,852	5,396,778	274,074	5%
Gross Profit	21,132,505	20,134,909	997,596	5%
Selling, general and administrative expenses	22,721,595	18,841,217	3,880,378	21%
Income (Loss) from operations	(1,589,090)	1,293,692	(2,882,782)	-223%
Interest expense	(590,835)	(152,551)	(438,284)	287%
Other income	1,352,941	758,274	594,667	78%
Income (Loss) before income tax provision	(826,984)	1,899,415	(2,726,399)	-144%
Income tax (benefit) provision	(302,635)	854,743	(1157,378)	-135%
Net income (loss)	$(524,349)	$1,044,672	$(1,569,021)	-150%
Net income (loss) attributable to common shareholders	$(524,349)	$1,044,672	$(1,569,021)	-150%

Net Sales

	For the nine months ended December 31,		Changes
	2017	2016	$	%
Net sales of retail	$81,304,740	$79,663,230	$1,641,510	2%
Net sales of wholesale-third parties	13,290,858	11,211,649	2,079,209	19%
Net sales of wholesale-related parties	7,136,011	6,219,027	916,984	15%
Total Net Sales	$101,731,609	$97,093,906	$4,637,703	5%

iFresh’s net sales were $101.7 million for the nine months ended December 31, 2017, an increase of $4.6million, or 5%, from $97.1 million for the nine months ended December 31, 2016.

Net retail sales increased by $1.6 million, or 2%, from $79.7 million for the nine months ended December 31, 2016, to $81.3 million for the nine months ended December 31, 2017. The increase resulted mainly from the new stores opened in 2017, which contribute $1.8 million of retail sales. However, Hurricane Irma had significant impact on our sales in two stores located in Florida, including the E. Colonial store. In addition, due to the warehouse dispute with the landlord of Ming’s store, sales has been affected due to the logistics restraint. Our total net wholesale sales increased by $3.0 million, from $17.4 million for the nine months ended December 31, 2016 to $20.4 million for the nine months ended December 31, 2017, which was attributable to an increase of $0.9 million in sales to related parties and $2.1 million to third party due to iFresh focusing on improving its central procurement system through its wholesale facilities.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the nine months ended December 31,		Changes
	2017	2016	$	%
Cost of sales	$59,327,757	$57,818,437	$1,509,320	2.6%
Occupancy costs	5,670,852	5,396,778	274,074	5.1%
Gross profit	16,306,131	16,448,015	(141,884)	-0.9%
Gross margin	20.1%	20.6%	-0.5%

For the retail segment, gross profit was $16.3 million and $16.4 million for the nine months ended December 31, 2017 and 2016, respectively. Gross margin was 20.1% and 20.6% for the nine months ended December 31, 2017 and 2016, respectively. The gross profit decreased mainly due to inventory damaged in Hurricane Irma that was written off, which was amounted to $360,000.

Cost of sales increased by $1.5 million, or 2.6%, from $57.8 million for the nine months ended December 31, 2016 to $59.3 million for the nine months ended December 31, 2017. The increase was in line with the increased sales for the nine months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately 5.1%, from $5.4 million for the nine months ended December 31, 2016 to $5.7 million for the nine months ended December 31, 2017, which was mainly attributable to increased taxes and store specific costs and the additional rent paid for the newly acquired E. Colonial Store.

Wholesale Segment	For the nine months ended December 31,		Changes
	2017	2016	$	%
Cost of sales	$15,600,495	$13,743,782	$1,856,713	13.5%
Gross profit	$4,826,374	3,686,894	1,139,480	30.9%
Gross margin	23.6%	21.2%	2.4%

For the wholesale segment, cost of sales increased by $1.9 million, or 13.5%, from $13.7 million for the nine months ended December 31, 2016 to $15.6 million for the nine months ended December 31, 2017. The increase was in line with increased wholesales in current period.

Gross profit increased by $1.1 million, or 30.9%, from $3.7 million for the nine months ended December 31, 2016 to $4.8 million for the nine months ended December 31, 2017. Gross margin increased by 2.4% from 21.2% to 23.6%. which was due to the increased sales of fruit and vegetables to the total sales made in the current compared to the same period in last year. Fruit and vegetable usually have higher gross margin comparing to other products. We believe the increase is a result of seasonal fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $22.7 million for the nine months ended December 31, 2017, an increase of $3.9 million, or 21%, compared to $18.8 million for the nine months ended December 31, 2016, which was mainly attributable to $0.3 million of professional service fees, increased payroll expenses of approximate $2.4 million and the additional expenses of $1.1 million related to the four stores newly acquired in July and October 2017, three of which are in the process of being renovated and have no revenue.

Interest Expense

Interest expense was $590,835 for the nine months ended December 31, 2017, an increase of $438,284, or 287%, from $152,551 for the nine months ended December 31, 2016, primarily attributable to an increase of $1.5 million in our line of credit, the drawdown of $1.05 million of delayed term loan to acquire the E. Colonial store, and a full year of interest on the $13.8 million term loan, which was closed in December 2016.

Other income

Other income was $1.35 million for the nine months ended December 31, 2017, an increase of $0.6 million, or 78%, from $758,000 for the nine months ended December 31, 2016, primarily attributable to the insurance reimbursement for Ming’s fire damage occurred in March for $0.5 million and the settlement gain of the lease dispute from U2.

Income Taxes Provision (Benefit)

iFresh is subject to U.S. federal and state income taxes. We utilized income tax benefit of $0.3 million for the nine months ended December 31, 2017, a decrease of $1.2 million, or 135%, compared to $0.85 million of income tax provision for the nine months ended December 31, 2016, which was mainly attributable to the decrease in taxable income. For the nine months ended December 31, 2017, the Company had a loss before tax of $0.8 million compared to income before tax of $1.9 million for the nine months ended December 31, 2016. In addition, due to the tax rate change in 2018, the Company’s deferred tax assets have decreased from the prior period.

Net Income

	For the nine months ended December 31,		Changes
	2017	2016	$	%
Net income	$(524,349)	$1,044,672	$(1,569,021)	-150%
Net Profit Margin	-0.52%	1.08%	-1.6%

Net loss was $0.5 million for the nine months ended December 31, 2017, a decrease of $1.6 million, or 150%, from $1 million of net income for the nine months ended December 31, 2016, mainly attributable to the impact of Hurricane Irma, increased general and administrative expenses and higher interest expenses as stated above.

Adjusted EBITDA

	For the nine months ended December 31,		Changes
	2017	2016	$	%
Net income (loss)	$(524,349)	$1,044,672	$(1,569,021)	-150%
Interest expenses	590,835	152,551	438,284	287%
Income tax provision (benefit)	(302,635)	854,743	(1,157,378)	-135%
Depreciation	1,277,863	1,165,643	112,220	10%
Amortization	99,999	99,999	-	-%
Merger expenses(1)	-	634,000	(634,000)	-100%
Adjusted EBITDA	$1,141,713	$3,951,608	$(2,809,895)	-71%
Percentage of sales	1.1%	4.1%	-3.0%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $1.1 million for the nine months ended December 31, 2017, a decrease of $2.8 million or 71%, as compared to $3.95 million for the nine months ended December 31, 2016, mainly attributable to the decreased of net income of $1.6 million, decrease of income tax expense of $1.2 million, merger expenses of $0.6 million offset by the increase of interest expense of $0.4 million. The ratio of Adjusted EBITDA to sales was 1.1% and 4.1% for the nine months ended December 31, 2017 and 2016, respectively.

Results of Operations for the three months ended December 31, 2017 and 2016

	For the three months ended December 31,		Changes
	2017	2016	$	%
Net sales-third parties	$33,702,943	$32,327,248	$1,375,695	4%
Net sales-related parties	2,160,248	2,589,866	(429,618)	-17%
Total Sales	35,863,191	34,917,114	946,077	3%
Cost of sales-third parties	24,696,520	23,805,176	891,344	4%
Cost of sales-related parties	1,811,041	1,916,501	(105,460)	-6%
Occupancy costs	1,834,247	1,791,325	42,922	2%
Gross Profit	7,521,383	7,404,112	117,271	2%
Selling, general and administrative expenses	7,760,568	6,485,191	1,275,377	20%
Income (Loss) from operations	(239,185)	918,921	(1,158,106)	-126%
Interest expense	(214,452)	(62,260)	(152,192)	244%
Other income	133,526	249,834	(116,308)	-47%
Income before income tax provision	(320,111)	1,106,495	(1,426,606)	-129%
Income tax provision	(39,061)	497,929	(536,990)	-108%
Net income	$(281,050)	$608,566	$(889,616)	-146%
Net income attributable to common shareholders	$(281,050)	$608,566	$(889,616)	-146%

Net Sales

	For the three months ended December 31,		Changes
	2017	2016	$	%
Net sales of retail	$28,193,022	$27,897,490	$295,532	1%
Net sales of wholesale-third parties	5,509,921	4,429,758	1,080,163	24%
Net sales of wholesale-related parties	2,160,248	2,589,866	(429,618)	-17%
Total Net Sales	$35,863,191	$34,917,114	$946,077	3%

iFresh’s net sales were $35.9 million for the three months ended December 31, 2017, an increase of $0.9 million, or 3%, from $34.9 million for the three months ended December 31, 2016.

Net retail sales increased by $0.3 million, or 1%, from $27.9 million for the three months ended December 31, 2016, to $28.2 million for the three months ended December 31, 2017. The increase resulted mainly from the sales contributed from the newly acquired E. Colonial store in Florida of $1.0 million. However, Hurricane Irma had significant impact on our sales in two stores located in Florida, including the E. Colonial store. In addition, due to the warehouse dispute with the landlord of Ming’s store, sales has been affected due to the logistics restraint. Our total net wholesale sales increased by $0.7 million, from $7.0 million for the three months ended December 31, 2016 to $7.7 million for the three months ended December 31, 2017, which was attributable to an increase of $1.1 million in sales to third parties and offset by the decrease of $0.4 million to related parties due to iFresh focusing on improving its central procurement system through its wholesale facilities.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the three months ended December 31,		Changes
	2017	2016	$	%
Cost of sales	$20,704,592	$19,828,626	$875,966	4.4%
Occupancy costs	1,834,247	1,791,325	42,922	2.4%
Gross profit	5,654,183	6,277,539	(623,356)	-10%
Gross margin	20.1%	22.5%	-2.4%

For the retail segment, gross profit was $5.7 million and $6.3 million for the three months ended December 31, 2017 and 2016, respectively. Gross margin decreased by 2.4% for the three months ended December 31, 2017 from 22.5% for the three months ended December 31, 2016. The higher in gross profit in 2016 was due to a higher purchases amount with low price from our wholesale sector through our central procurement system, which resulted a profit shift from wholesale segment to retail segment. The overall gross margin from the two segments as whole were 21.0% and 21.2% for the three months ended December 31, 2017 and 2016, respectively. The fluctuation in gross margin is in the normal range.

Cost of sales increased by $0.9 million, or 4.4%, from $19.8 million for the three months ended December 31, 2016 to $20.7 million for the three months ended December 31, 2017. The increase was in line with the increase in sales for the three months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately $43,000, or 2.4%, from $1.79 million for the three months ended December 31, 2016 to $1.83 million for the three months ended December 31, 2017, which was mainly attributable to increased taxes and store specific costs and the rent of the newly acquired E. Colonial store.

Wholesale Segment	For the three months ended December 31,		Changes
	2017	2016	$	%
Cost of sales	$5,802,969	$5,893,051	$(90,082)	-2%
Gross profit	1,867,200	1,126,573	740,627	66%
Gross margin	24.3%	16.0%	8.3%

For the wholesale segment, cost of sales decreased by $90,000 from $5.89 million for the three months ended December 31, 2016 to $5.80 million for the three months ended December 31, 2017.

Gross profit increased by $0.7 million, or 66%, from $1.1 million for the three months ended December 31, 2016 to $1.87 million for the three months ended December 31, 2017. Gross margin increased by 8.3%, from 16.0% to 24.3%. The lower gross profit in 2016 was due to an higher sale amount with low margin to our retail sector through our central procurement system, which results a profit shift from wholesale segment to retail segment.

The overall gross margin from the two segments as a whole were 21.0% and 21.2% for the three months ended December 31, 2017 and 2016, respectively. The fluctuation in gross margin is in the normal range.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $7.8 million for the three months ended December 31, 2017, an increase of $1.3 million, or 20%, compared to $6.5 million for the three months ended December 31, 2016, which was mainly attributable to increased payroll expenses and the additional expenses related to four stores newly acquired on July and October, 2017, three of which are in the process of being renovated and have no revenue.

Interest Expense

Interest expense was $0.2 million for the three months ended December 31, 2017, an increase of $152,000, or 244%, from $62,000 for the three months ended December 31, 2016, primarily attributable to an increase of $3.2 million in the line of credit, the drawdown of $1.05 million of delayed term loan to acquire the E. Colonial store, and three months of interest on the $13.8 million term loan, which was closed in December 2016.

Other income

Other income was $133,000 for the three months ended December 31, 2017, a decrease of $0.1 million, or 50%, from $250,000 for the three months ended December 31, 2016, primarily as a result of decreased charge of management fee, advertising fee from related parties and third parties.

Income Taxes Provision

iFresh is subject to U.S. federal and state income taxes. Income tax benefit was $39,000 for the three months ended December 31, 2017, a decrease of $0.5 million, or 108%, compared to $0.5 million of tax expense for the three months ended December 31, 2016, which was mainly attributable to the decrease in taxable income. For the three months ended December 31, 2017, the Company had loss before tax of $0.3 million, compared to $1.1 million income before tax for the three months ended December 31, 2016. In addition, due to the tax rate change in 2018, the Company’s deferred tax assets have decreased from prior period.

Net Income

	For the three months ended December 31,		Changes
	2017	2016	$	%
Net income (loss)	$(281,050)	$608,566	$(889,616)	-146%
Net Profit Margin	-0.78%	1.74%	-2.53%

Net loss was $0.3 million for the three months ended December 31, 2017, a decrease of $0.9 million, or 146%, from $0.6 million of net income for the three months ended December 31, 2016, mainly attributable to impact of Hurricane Irma, increased general and administrative expenses and higher interest expenses as stated above.

Adjusted EBITDA

	For the three month ended December 31,		Changes
	2017	2016	$	%
Net income	$(281,050)	$608,566	$(889,616)	-146%
Interest expenses	214,452	62,260	152,192	244%
Income tax provision	(39,061)	497,929	(536,990)	-108%
Depreciation	445,196	387,135	58,061	15%
Amortization	33,333	33,333	-	0%
Merger expenses(1)	-	144,000	(144,000)	-100%
Adjusted EBITDA	$372,870	$1,733,223	$(1,360,353)	-78%
Percentage of sales	1%	5.0%	-4%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $0.4 million for the three months ended December 31, 2017, a decrease of $1.4 million or 78%, as compared to $1.7 million for the three months ended December 31, 2016, mainly attributable to the decreased net income of approximately $0.9 million, decrease of income tax expense of $0.5 million and decrease of merger expenses of approximately $144,000, offset by the increase of interest expense for $152,000. The ratio of Adjusted EBITDA to sales was 1% and 5.0% for the three months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017, iFresh had cash and cash equivalents of approximately $1.0 million. iFresh has funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. Although iFresh’s management believes that the cash generated from operations will be sufficient to meet its normal working capital needs for at least the next twelve months, its ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of December 31, 2017. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale and the quick inventory turnover.

We had $9.6 million of advances to and receivables from the related parties. In addition, we had $5.8 million of unused credit line from Key Bank, which includes a revolving credit of $1.8 million for making advances and the issuance of letters of credit, and $4 million of a delayed draw term loan. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. If we are not able to turn over our inventory and collect our receivables in time as we have done in the past, Mr. Long Deng, the majority shareholder and Chief Executive Officer of iFresh, has indicated that he will personally fund iFresh’s operations as needed. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the nine months ended December 31, 2017 and 2016.

	For the nine months ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(636,761)	$4,740,574
Net cash used in investing activities	(3,778,488)	(6,553,219)
Net cash provided by financing activities	2,809,710	10,290,346
Net (decrease) increase in cash and cash equivalents	$(1,605,539)	$8,477,701

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes, and the effect of working capital changes. Net cash used in operating activities was approximately $ 0.6 million for the nine months ended December 31, 2017, a decrease of $5.4 million, or 113%, compared to $4.7 million of cash provided by operating activities for the nine months ended December 31, 2016. The decrease in our cash from operating activities was mainly because net income decreased in current period, and we collected less accounts receivables, spent more on inventory and prepaid expenses and paid more in accounts payable for the nine months ended December 31, 2017 than for the nine months ended December 31, 2016.

Investing Activities

Net cash used in investing activities was approximately $3.8 million for the nine months ended December 31, 2017, an decrease of $2.8 million, compared to $6.6 million for the nine months ended December 31, 2016. The decrease in our investment spending was primarily attributable to the decreased advances made to related parties in the current period.

Financing Activities

Net cash provided by financing activities was approximately $2.8 million for the nine months ended December 31, 2017, which mainly consisted of net cash flow from borrowing against bank loans and lines of credit of $3.3 million. Net cash provided by financing activities was $10.3 million for the nine months ended December 31, 2016, which mainly consisted of $15million from borrowings against lines of credit and term loans, notes payable, offsetting the repayment of credit lines and notes payable correspondingly, as well as increase of restricted cash in bank required business acquisition between E-Compass and NYM Holding, Inc.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2017:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$18,047,446	$1,459,488	$3,032,342	$13,555,616	-
Estimated interest payments on bank loans	1,521,826	359,613	605,861	556,352	-
Notes payable	412,284	143,056	195,634	73,594	-
Capital lease obligations	155,953	71,059	81,092	3,802	-
Operating Lease Obligations(1)	107,956,410	8,538,302	17,603,179	17,327,546	64,487,383
	$128,093,919	$10,571,518	$21,518,108	$31,516,910	$64,487,383

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

As of December 31, 2017, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to our lack of experience being a public company and lack of professional staffs with adequate knowledge of SEC’s rules and requirements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The parties have been unable to agree on terms of a settlement and a trial was necessary to resolve this matter. The case went to trial on August 21, 2017 and concluded on August 29, 2017 with a jury verdict in favor of the Company. The JURY VERDICT FORM issued on August 31, 2017, which affirmed that the landlord breached the lease by failing to make the necessary structural repairs to the Premises and take responsibility to recover Ming’s damages from the breach. After the jury verdict, the landlord filed an appeal immediately. A new verdict of this case was issued in the Company’s favor on September 29, 2017. The judge awarded the Company double damages and attorney’s fees in this case. That will result in a total judgment of $1,590,000, including $795,000 for damage compensation plus the attorneys’ fees and interest and costs. In addition, the landlord was ordered to make repairs to the building with additional damages of $2,250 for each month until completed.

However, it is the Company’s understanding that the landlord is planning to file another appeal. No guaranties or predications can be made at this time as to ultimate final outcome of this case. The Company believes that the facts and the law are favorable for Ming’s as to both its continuing liability for rent and its affirmative claim to recover damages.

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

Date: February 14, 2018

