Form 10-K
period 2018-03-31
iFresh Inc
filed 2018-06-29
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 2,744,547 voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $33 million as of September 29, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the Registrant’s common stock on such date of $12.0751 per share.

There were a total of 14,282,497   shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of June 29, 2018.

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

Overview and History

iFresh, through its wholly owned subsidiary, NYM, is a fast growing Asian/Chinese grocery supermarket chain in the North Eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, it has targeted the Chinese and other Asian populations (collectively, the “Asian Americans”) in the U.S. with a deep cultural understanding of its consumers’ unique consumption habits. iFresh currently has nine (9) retail supermarkets  across New York, Massachusetts and Florida, with over 6,920,500 sales transactions in the fiscal year ended March 31, 2018. NYM also has three stores under construction which are expected to open in the fourth quarter in 2018. In addition to retail supermarkets, iFresh operates two in-house wholesale businesses, Strong America Inc. (“Strong America”) and New York Mart Group (“NYMG”), that offer more than 6,000 wholesale products and service to iFresh retail supermarkets and over 1,000 external customers including wholesale stores, retail supermarkets and restaurants. iFresh has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of popular vegetables, fruits and seafood. iFresh’s wholesale businesses and long term relationships with various farms insulate iFresh from supply interruptions, allowing it remain competitive even during difficult markets.

Based on management’s understanding of the Asian American market, iFresh aims to satisfy the increasing demands of Asian Americans, whose purchasing power has been growing rapidly, for fresh and unique produce, seafood and other groceries that are not found in mainstream supermarkets, such as produce like Shanghai baby bok choy, snap bean, winter gourd, baby Chinese kale, longyan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese specialty groceries like soy sauce, sesame oil, oyster sauce, bean paste, Sriracha, tofu, noodles and dried mushrooms. With an in-house logistics team and strong relationships with farms, iFresh is capable of offering high quality specialty perishables at competitive prices. Specialty produce, live seafood and other perishables constituted 64.8% of iFresh’s total retail sales during the fiscal year ended March 31, 2018.

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

On July 13, 2017, the Company acquired assets from Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which is called iFresh East Colonial, will be the first iFresh store in Orlando and the second in Florida. iFresh acquired the supermarket for $1,050,000 in cash. The purchase included property and equipment, and inventory of the old store. The Company did not assume any liabilities. The store started to operate in August 2017.

 Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s Board of Directors and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This will be the Company’s first store in Long Island and the sixth in New York. The Company expects iFresh Glen Cove to open in the last quarter of 2018.

On October 2, 2017, the Company acquired all of the shares of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The store is currently under renovation and the Company expects the Connecticut store to open in the last quarter of 2018.

Also on October 2, 2017, the Company acquired all of the shares of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The store is currently under construction. The Company expects the store to open in the last quarter of 2018.

iFresh currently operates nine (9) retail super markets and two (2) wholesale facilities. iFresh plans to strategically expand along the I-95 corridor and eventually operate super markets in all states on the east coast.

iFresh believes that the following characteristics of its business shapes its leadership and success in its industry:

●	iFresh provides unique products to meet the demands of the Asian-American Market;

●	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;

●	iFresh maintains an in-house cooling system with unique hibernation technology that is has developed over 20 years to preserve perishables, especially produce and seafood;

●	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors; and

●	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $136.7 million and $130.1 million for the years ended March 31, 2018 and 2017, respectively. iFresh’s net loss was $0.8 million for the year end March 31, 2018, a decrease of $2.0 million, or 166%, from $1.2 million of net income for the year end March 31, 2017. Adjusted EBITDA was $2.0 million for the year end March 31, 2018, a decrease of $3.9 million, or 66.6%, from $5.9 million for the year end March 31, 2017. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 34.

In terms of sales by category, perishables, including vegetables, seafood, meat, fruit and hot food (collectively, the “Perishables”), constituted approximately 64.8% of iFresh’s total annual retail sales during the fiscal year 2018 ended March 31, 2018. Within this category, vegetables and seafood constituted 37.1% of overall annual retail sales.

The table and graph below depicts sales of iFresh by category of iFresh for the fiscal year ended March 31, 2018:

Figure 1 Sales by Category

Industry and Market Analysis

Grocery Shopping Habits of Target Market

Buy Fresh — Asian Americans, of which Chinese Americans constitute a significant percentage, typically purchase fresh, perishable food, according to Nielsen’s Asian-American Consumer 2015 Report1. Unique cooking styles of Asian Americans, such as steaming, wokking and shared hot-pot cooking, require fresh ingredients not commonly found in the U.S. Asian Americans purchase Perishables that are all over-index compared with that of general U.S. population. For example, Asian Americans purchase fresh seafood 50% more frequently than the general market and spend 147% more on the category than non-Asian Americans in the total U.S. population. Asian Americans purchase fresh vegetables 26% more frequently than non-Asian American consumers and spend 62% more than the total U.S. population. Additionally, Asian Americans purchase fresh fruit 11% more frequently than non-Asian Americans and spend 27% more than the total U.S. population. Consistent with the foregoing, iFresh’s fresh seafood, fresh vegetables and fresh fruit in the aggregate contributed 47.3% to iFresh’s total sale as of March 31, 2018.

Table 1 Asian-American Consumption of Perishables2

Asian-American Fresh Category Consumption (Index vs. Total Population of 100)	$ Volume Index	Purchasing Frequency Index
Fresh Fruits	127	111
Fresh Meats	106	103
Prepared Foods	143	115
Takeout	121	102
Fresh Vegetables	162	126
Fresh Poultry	108	103
Fresh Seafood	247	150

[1]	Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company.

[2]	Id. at 10.

Unique Species and Cuisines — Asian cuisines incorporate many perishables that are hard to find in traditional U.S. supermarkets. Many cuisines require vegetables not commonly planted in the U.S. or meat not widely used by mass market consumers. The following two examples help illustrate the unique foods used in Asian cuisines:

Example 1: Unique vegetable species

Vegetables make up the bulk of daily consumption by Asian Americans. Asian American consumers usually buy a variety of vegetables in large quantities and use unique vegetable species such as bitter melons, Chinese yams, vine spinaches, Chinese cabbages and winter melon. Asian Americans therefore value supermarkets that provide fresh vegetable offerings at affordable prices.

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

 Snacks, Seasonings and Other — Asian specialty supermarkets offer various snacks, seasonings, cooking utensils and other items not generally found in mainstream U.S. supermarkets. Chinese and Asian seasonings and spices include peanut oil, cooking wine, vinegars, dark soy sauce, black bean sauce, pepper oil and chilly oilSome seasoning or spice can include sub-types, each of which has its own target customers. For example, people from the northern and southern parts of China usually shop for different type of vinegars.

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

[3]	P6, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[4]	US Census Bureau, 2010 – 2014 American Community Survey, 1 year estimates

[5]	P7, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[6]	P39, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[7]	P33, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[8]	P13, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[9]	P8, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[10]	P24, Culturally Connected and Forging the Future: The Asian-American Consumer 2015 Report. The Nielsen Company

[11]	P19 IBISWorld Industry Report OD4333: Ethnic Supermarkets, by Andrew Alvarez, November 2015

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

Fast Growing Market — The growing population and increasing purchasing power cultivate a promising market prospect in good momentum. According to The US Census Bureau — American Community Survey 2011 – 2015, the Chinese population had a growth rate of 17.43% from 2011 to 2015, far beyond the 3.07% growth rate of US population and even the 8.77% Hispanic population growth rate. New York, New Jersey, Pennsylvania, Florida and Maryland alone have a total Chinese population of 1,139136, making up more than 27.56% of total Chinese American population nationwide.

In sum, we see a great opportunity for market consolidation and significant potential for improvement in this market. We believe iFresh has all the right ingredients to address the current market imperfections and we are ready to catch the wave to make iFresh a national leader in the niche market.

iFresh’s Business Model

iFresh’s business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. iFresh has its own wholesale businesses, Strong America and New York Mart Group (“NYMG”), which supply 31% of the items sold in its retail supermarkets with ten self-owned brands, including Family Elephant, Feiyan and Green Acre, and an exclusive distributorship for eight famous foreign brands such as Shuang Deng, You Joy, Bai Lu and Gu Yue Long Shan. For many years, iFresh has worked with farms that mainly grow Chinese specialty vegetables and fruits and supply the most popular yet hard-to-source vegetables and fruits directly to iFresh supermarkets and maintains long-term and stable relationships with them. iFresh centralizes purchases through one of its wholesale facilities by making quarterly purchase plans and placing weekly order with farms. The long-term relationships with farms and the central purchase management system secure its supply of the most popular vegetables and fruits, even though iFresh doesn’t have any long-term contractual relationships with its farm suppliers. Working with its vendors, iFresh can respond to market trends to avoid supply interruption in high seasons. iFresh has a diversified vendor base and has established sustainable relationships during its 20-year history in this niche market sector.

iFresh’s two wholesale businesses, Strong America and NYMG, collectively provide more than 6,000 wholesale products and services to iFresh’s retail supermarkets and over 1,000 external customers throughout the United States. Such external customers include, but are not limited to, wholesale stores, retail supermarkets and restaurants. The two wholesale arms have distinct focuses: Strong America mainly provides grocery products and services to iFresh retail store and external supermarkets, while NYMG focuses on supplying fresh perishable items to retail supermarkets. Strong America owns nine exclusive distributorship rights and iFresh’s ten self-owned brands. Strong America acquired its self-owned brands from third parties and integrated them into its wholesale catalog. The ten self-owned brands cover rice, noodles, seasonings (including Chinese spices), frozen vegetables, frozen seafood, and frozen dumplings, which are all popular daily staples for Chinese and other Asian consumers in the United States. Strong America imports over 2,000 items from all over Asia, with products from mainland China, Thailand and Taiwan making up 95% of its total imports. NYMG serves as an important connection to farms in New Jersey and Florida, which ensures reliable supplies of popular vegetables, fruits and seafood to iFresh’s retail stores. The two in-house wholesale arms of iFresh not only secure the supply of products for iFresh’s retail business, but also offer significant synergies in iFresh’s operations.

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

With nine retail supermarkets in New York, Massachusetts and Florida, mainly in Chinatowns or city centers, and average store sizes over 10,000 square feet, iFresh has over 6.9 million annual sales transactions. At the same time, iFresh continues to reach out to the growing Asian American population living in suburban areas through its online shopping and delivery initiative. iFresh also has successfully exported live lobsters to China, which bears the potential to ignite the demand of a large market.

The graph below depicts iFresh’s business model and its vertically integrated structure:

Figure 2 Business Model of iFresh

iFresh’s Competitive Strengths

Well Recognized Brand in Niche Market

iFresh capitalizes on its established brand and reputation in the following respects:

i. Benefit from cost efficiency and economies of scale:

Unlike many of its direct competitors which are family-owned single stores, iFresh has 9 retail supermarkets. With larger supplies and strong sales, iFresh is often approached by third party vendors and capable of getting competitive prices for a wide range of items. This corporate structure coupled with its wholesale facilities further enables iFresh to best deploy its experienced staff to coordinate stock and to make most use of its infrastructure and distribution network.

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

iii. Developed Infrastructure

Unlike many of its competitors, iFresh has its own wholesale channel, Strong America, which has been in the business of importing and exporting Chinese and Asian specialty food and groceries for over 20 years. Apart from channel advantages, Strong America specializes in identifying products that are popular among Asian American consumers but rarely found in mainstream stores. Without multi-layer intermediates, iFresh retail supermarkets set such products at competitive prices, not only securing the supply of popular products, but boosting its operation profitability as well. Furthermore, for most commonly needed ingredients like rice, noodles, frozen Chinese and Asian convenience foods, imported snacks and Chinese and Asian seasonings and spices, Strong America established ten self-owned brands and obtained the exclusive distributorship for 9 famous Chinese brands, as listed in Table 3 and Table 2 below, respectively. In addition, iFresh has built and maintained relationships with retailers of various sizes. In other words, iFresh’s advantages in market familiarity, established infrastructure, scale, sourcing management capability and well-recognized brand reputation shape a high barrier protecting it from immediate impact of new entrants.

Track Record in Operation and Expansion

i. Record of acquisitions in different locations

Since 2009, iFresh successfully acquired four stores, one in New York, one in Florida, and two in Massachusetts. In July and October 2017, iFresh acquired iFresh Glen Cove Inc. (“Glen Cove”), New York Mart CT, Inc. (“NYM CT”) and New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer. iFresh targeted stores in desirable locations, especially under-performers that iFresh could acquire at an advantageous cost. iFresh then utilized its well-developed in-house distribution networks, corporate infrastructure and long-term relationship with farm partners and third party vendors to boost performance. All three acquired stores realized enhanced and stabilized profit the first year after acquisition.

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

Strong America is also the exclusive distributor of eight  famous overseas brands, covering cooking wine, yellow wine, rice noodles, seasonings and spices and snacks. They are all famous daily food staple brands in China and are familiar to iFresh’s target customers. We believe that the exclusive distributorship strengthens iFresh brand and its negotiation power among current competitors, new market entrants and consumers. The table below lists the details of iFresh’s exclusive distributorship:

Table 2 Exclusive Distributorship

Company	Name	Trademark	Products	Exclusive Region
Strong America	ShuangDeng(1)		Cooking Wine	East America, Central and South America
Strong America	Gu Yue Long Shan(2)		Yellow Wine	North America
Strong America	Bai Lu(1)		Rice Noodles	East America, Central and South America
Strong America	Igagoe(3)		Soy Sauce	East America, Central and South America
Strong America	You Joy(5)		Seasonings and spices	East Coast of the U.S., Midwestern U.S. and Central and South America
Strong America	Hao Ren Jia(6)		Seasonings and spices	U.S. East Coast
Strong America	Da Hong Pao(6)		Seasonings and spices	U.S. East Coast
Strong America	Bei Da Huang(7)		Beans	U.S. East Coast

(1)	Strong America has an exclusive distribution agreement with Fujian International Trade Development Company, Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Shuang Deng” and “Bai Lu” for East America, Central America and South America for a period of five years from October 1, 2015 to September 30, 2020. The agreement can be renewed six months before expiration with the consent of both parties.

(2)	Strong America entered an exclusive distribution agreement with Zhejiang Gu Yue Long Shan Wine Co., Ltd. since January 1, 2015, which granted Strong America exclusive distribution rights for the products registered under the brand of “Gu Yue Long Shan” for North America. Under the consent of both parties, Strong America is currently the sole distributor of “Gu Yue Long Shan” within the North America Region.

(3)	Strong America entered into an exclusive distribution agreement with Igagoe Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brand of “Igagoe” for East America, Central America and South America for a period of five years from October 1, 2015 to December 31, 2019. The agreement can be renewed six months before expiration with consents of both parties.

(5)	Strong America has an exclusive distribution agreement with Sichuan Youjia Foodstuffs Co., Ltd., which granted Strong America exclusive distribution right for the products registered under the brand of “You Joy” for the East Coast of the U.S., Midwestern U.S. and Central and South America for a period of five years, from January 1, 2015 till December 31, 2019. The agreement can be renewed six months before expiration with consents of both parties. Strong America agreed to make annual purchase of over RMB 2,200,000 under this agreement.

(6)	Strong America has an exclusive distribution agreement with Sichuan Teway Food Group Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Hao Ren Jia” and “Da Hong Pao” for the region of East Coast of America for a period of three years from July 1, 2014 to July 31, 2019. The agreement can be renewed six months before expiration with consents of both parties.

(7)	Strong America has extended the exclusive distribution agreement with Beidahuang (Dalian) Ouya International Trade Co., Ltd. (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Bei Da Huang” for the East Coast of America for one year from August 1, 2017 to August 1, 2018.

ii. Self-owned brands for target customers at competitive prices

Since 2011, Strong America, one of iFresh’s wholesale facilities, established ten brands, covering items such as rice, noodles, Chinese spices and seasonings, frozen vegetables, frozen seafood, and frozen dumplings. They are all popular sellers because they are staples for iFresh’s target customers. iFresh believes that these self-owned brands enable it to enjoy competitive sourcing price, protect it from source and sale interruption, and enhance its negotiating power with existing competitors and new entrants. Also, iFresh Inc. registered its own name as the brand of the supermarket chain stores. The table below provides details regarding iFresh’s self-owned brands.

Table 3 Self-owned brands

Company	Name	Trademark	Products	Registration Number	Date Registered
Strong America	Family elephant		Rice and rice products	4839414	10/27/2015
Strong America	Feiyan		Chinese noodles, Chinese rice noodles, noodles vermicelli	3945424	4/12/2011
Strong America	Green Acre		Dried beans, dried fruit and vegetables, frozen vegetables	4933029	4/5/2016
Strong America	Golden Smell		Processed vegetables and fruits; Noodles, seasoning, edible oil and flavoring combined in unitary packages; Beauty beverages, namely, fruit juices and energy drinks	5035326	12/31/2015
Strong America	Redolent		Rice porridge, namely, congee	N/A	Pending
Strong America	ShuangDeng/ Double Lantern Brand		Cooking wine	N/A	Pending
Strong America	Seastar		Frozen seafood and frozen seafood products	N/A	Pending
Strong America	Huang Duan Xiang 1987		Rice noodles; Chinese rice noodles (bifun, uncooked)	N/A	Pending
iFresh Inc.	I FRESH		Supermarkets	N/A	Pending
iFresh Inc.	I FRESH		Supermarkets	N/A	Pending

Online Grocery Pioneer

To satisfy the needs of the growing suburban Chinese population, iFresh started its online shopping and delivery service in January 2016 and has achieved good growth momentum since then. In May 2016, iFresh launched its mobile App, NYMart, to further enhance the shopping experience for its customers. The online shopping and delivery service currently covers New York, New Jersey and Connecticut. The yearly orders placed and yearly sales have witnessed 143% and 49% growth, respectively. With capital support and experienced personnel in place, iFresh believes that online shopping and delivery will be a crucial part in iFresh’s future growth strategy. iFresh’s online grocery initiative witnesses an accumulated transaction volume of 19,741 and accumulated sales of approximately $1,585,120.71 from its commencement of operation to March 31, 2018.

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

●	In 2009, iFresh acquired Ming’s Supermarket in Boston, Massachusetts and turned Ming’s Supermarket into a subsidiary retailer under iFresh management. The initial acquisition investment and renovation cost was about $2.7 million. NYM increased sales from $8.2 million to $17.0 million, or 107.3%, one year after the acquisition. For the year ended March 31, 2018, Ming’s Supermarket recorded net sales of $17.2 million and Adjusted EBITDA of $0.72 million.

●	In 2011, iFresh acquired a store in Brooklyn, New York and operates it as New York Mart 8th Ave, Inc (8th Ave). The initial investment was about $1.3 million. After two years operating under iFresh’s management, the store’s annual sales increased from $11.0 million to 18.0 million, or 63.6%. For the year ended March 31, 2018, New York Mart 8th Ave, Inc. realized net sales of $18.5 million and Adjusted EBITDA of $0.93 million.

●	In 2013, iFresh acquired Zen Mkt Quincy, Inc. (“Zen”) in Quincy, Massachusetts. The acquisition and renovation cost was $0.7 million. Prior to the Acquisition, the store realized $3.0 million in sales per year. After the acquisition, iFresh improved its annual sales and profitability. Zen’s sales and adjusted EBITDA for the year ended March 31, 2018 were $8.8 million.

For additional information on Adjusted EBITDA, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 34.

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

[12]	WeChat is a popular social media among Chinese speaking communities.

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

Figure 4 Future Expansion Plan

iFresh will continue targeting stores averaging over 10,000 square feet. Based on its experience, iFresh expects that the average investment per store will be $2.0 million to $3.0 million and that the conversion period will be about 2 years, which means it will take about 2 years on average for newly acquired stores to enter into normal sales scale and profitability. In the aggregate, iFresh will need approximately $50 million of capital in addition to its cash flow in place for the year ended March 31, 2018 to fully execute the physical acquisitions, online platform development and new-store openings in the future.

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

iFresh has a significant focus on perishable product categories which include vegetables, seafood, fruit, meat and prepared foods. In fiscal year ended March 31, 2018, the perishable categories contributed approximately 64.5% to iFresh’s total net sales, similar to 64% for the year ended March 31, 2017, in alignment with the space occupancy of perishables. The top three sales generators are vegetables, seafood and meat as shown in Table 4 below. iFresh’s focus on perishables came from its years of research and analysis of target customer’s shopping preferences. This also echoed well with conclusions given in Nielsen report that Asian and Chinese Americans prefer to buy fresh and shop for seafood and vegetables most often.

With respect to non-perishables, iFresh has over 6,600 grocery products on shelf ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. With a small-box format, iFresh is highly selective in its grocery offerings and is flexible enough to remove unprofitable or poor-selling items quickly. 95% of iFresh’s imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originated from east and south-east Asia. In fiscal year ended March 31, 2018, the non-perishable grocery category contributed approximately 35.5% to iFresh’s total Net Sales and realized a markup of 46.1% on average for the year ended March 31, 2018.

The table below depicts the components of net sales and gross margin in detail as of March 31, 2018:

Table 4 Contribution of Categories

Category	Net Sales %	Markup %
Vegetables	20.8%	39.2%
Seafood	16.3%	27.9%
Meat	13.9%	38.2%
Fruit	10.2%	32.3%
Hot Food	3.3%	58.7%
Perishable Total/Average	64.5%	35.7%

Grocery	35.5%	46.1%

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

iFresh adopts different pricing strategies for different food categories. For best sellers such as seafood and core produce such as swimming shrimp and bok choy, iFresh prices competitively and aims to attract consumer traffic. For groceries and dry foods which are usually imported and have a long shelf life, iFresh prices at a premium (average markup of 46.1%). Due to changes in market conditions and seasonal supply, iFresh’s pricing for seafood and produce are more volatile when compared with other categories. Despite the effects of seasonality, iFresh is able to maintain competitive pricing even in high seasons thanks to its long-standing relationship with its farm partners.

Marketing and advertising

iFresh believes its unique offerings, competitive price of popular produce, and word-of–mouth are major drivers of store sales. Apart from word-of-mouth, iFresh advertises using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. iFresh also promotes its stores on its official website, uses an electronic newsletter, and/or inserts sales flyers in local Chinese newspapers or magazines on a monthly or weekly basis. iFresh’s online business is marketed mainly on its official website and on WeChat, the most widely-used mobile social app among Chinese immigrant. As of the fiscal years ended March 31, 2018 and 2017, iFresh recognized $143,824 and $388,450 for marketing and advertising expenses, respectively. Overall, iFresh utilized a mixed marketing and advertising methods to enhance iFresh brand and sales, to regularly communicate with its target customers and to strengthen its ability to market new and differentiated products.

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

Trademarks and Other Intellectual Property

iFresh owns four Trademarks: (i) Family Elephant; (ii) Green Acre; (iii) Golden Smell; and (iv) Redolent. iFresh’s trademarks cover rice and rice products and seasonings and spices, as well as assortment of noodles, frozen vegetables, frozen dumplings and frozen seafood. Trademarks are generally renewed for a 10-year period. We consider iFresh’s trademarks to be valuable assets that diversify customer’s value alternatives, a useful strategy to enhance profit margins and an important way to establish and protect iFresh brand in a competitive environment.

iFresh plans to acquire more brands or even develop NYM-branded products in the near future. iFresh will evaluate the acquisition opportunities on a case by case basis, considering the timing, impact to current products and the product quality.

The Fresh Market, Inc., the owner of the federally registered THE FRESH MARKET trademark, has informed the Company that The Fresh Market considers the Company’s use of the words “iFresh Market” on some of its storefronts as well as the domain name “www.ifreshmarket.com” to infringe on The Fresh Market’s trademark. The Company is considering its response to The Fresh Market’s communication.

Insurance

iFresh uses insurance to provide coverage for potential liability for worker’s compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. iFresh evaluates its insurance requirements on an ongoing basis to ensure it maintains adequate levels of coverage.

Properties

iFresh’s headquarters has been located in Long Island City since 1999. The head office is leased at current market rate from a real estate company in which our Director and Chief Executive Officer, Long Deng, has a significant equity interest. The headquarter and the attached warehouse spaces are located in a desirable area in New York City’s up and coming Hunters Point neighborhood. We believe that the space can be easily rented to or sold to any third party if not used by us. All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases averaging approximately 11.9 years. Five of the ten current leases have remaining periods of at least 10 years; and the rest five current leases come with a renewal option ranging from 10 to 20 years. New York Mart Group rents 20,000 square feet of storage from third parties, while Strong America rents 60,000 square feet of storage from a real estate company in which Long Deng, our Director and Chief Executive Officer, has a significant equity and control.

The list below details the information related to iFresh’s leases:

Table 5 iFresh’s leases

Store Name	Location	Gross Sq. Ft.	Lease Start	Lease End	Remaining Years	Renewal Options
New York Mart 8 Ave, Inc.	6023 8th Ave, Brooklyn, NY 11120	15,000	11/1/2011	10/31/2036	18.3	N/A
New York Mart Roosevelt Inc.	142-41 Roosevelt Ave, Flushing, NY 11354	18,000	6/8/2010	6/7/2040	21.9	10 years
New York Mart East Broadway Inc.	75 East Broadway, New York, NY 10002	7,500	12/28/2001	10/31/2024	6.3	5 years
New York Mart Mott St. Inc.	128 Mott Street, New York, NY 10013	12,000	11/1/2010	10/31/2025	7.3	10 years
New York Mart Ave U 2nd Inc.	17-21 Ave U, Brooklyn, NY 11229	14,000	5/31/2011	8/31/2028	10.1	N/A
Ming’s Supermarket Inc.	1102 Washington Street, Boston, MA 02118	23,356	1/1/2007	12/1/2026	8.4	10 years
Zen Mkt Quincy, Inc.	733 Hancock St. Quincy, MA 02170	10,000	3/1/2003	6/30/2023	5.7	10 years
New York Mart Sunrise Inc.	10101 Sunset Strop Sunrise, FL 33322	15,033	12/1/2010	11/30/2030	12.4	20 years
iFresh E. Colonial, Inc.	2415 E Colonial Drive, Orlando, FL 32803	20,370	7/5/2017	1/1/2024	5.5	N/A
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	59,000	5/1/2016	4/30/2026	7.8	N/A
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	10,886	3/1/2017	9/30/2027	9.4	Auto renewal each year (unless 60 day notice)
New York Mart Group Inc.	55-01 2nd Street, Long Island City, NY 11101	20,000	3/1/2011	2/28/2021	2.6	N/A
New York Mart Group Inc.	2-39 54th Ave, Long Island City, NY 11101	14,048	3/1/2017	9/30/2027	9.4	5 years

Employees

As of March 31, 2018, we had approximately 445 employees, 366 of whom are full-time employees and the remaining 79 of whom work part-time. We have 60 employees who have worked with us for 10 years or more. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. iFresh regards its employee relations to be good.

Seasonality

As with other participants in the food retail industry, iFresh’s sales are affected by seasonality. First, weekly sales fluctuate throughout the year, with weekends generating more sales over weekdays. Weekends enable customers living further from iFresh’s stores to shop in iFresh’s stores.

iFresh also has higher sales in its third fiscal quarter when customers make holiday purchases. In contrast to conventional supermarkets, iFresh’s are not only affected by U.S. holidays, but by traditional Chinese holidays as well, such as the Spring Festival (in January or February), the Dragon Boat Festival (in June), and the Mid-Autumn Festival (in September or October). Each of the Chinese festivals features a specific traditional food which will be very popular just prior to or at the holiday season. Therefore, iFresh observes not only a general sales increase but also a sharp sales increase for that traditional Chinese food related to the festival.

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

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

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

The landlord refused to either perform structural repairs or to cooperate on the permitting. As a result, as of April 2015, Ming began withholding rent, since Ming was barred from using the Property by order of the ISD. The landlord then sued Ming for breach of the Lease and unpaid rent, and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to perform structural repairs under the Lease.

The case was tried before a jury in August 2017. The jury awarded Ming judgment against the landlord in the amount of $795,000, plus continuing damages of $2,250 per month until the structural repairs are completed. The court found that the landlord’s actions violated the Massachusetts unfair and deceptive acts and practices statute and therefore doubled the amount of damages to $1,590,000 and further ruled that Ming should also recover costs and attorneys’ fees of approximately $250,000. The result is a judgment in favor of Ming and against the landlord that will total approximately $1.85 million. The judgment requires the landlord to repair the premises and obtain an occupancy permit. The landlord is responsible to Ming for damages in the amount of $2,250 per month until an occupancy permit is issued. The judgment also accrues interest at the rate of 12% per year until paid.

The landlord filed a Notice of Appeal, which will delay ultimate resolution of this matter for potentially one year or more. Ming has filed a lien against the landlord’s real estate as security for the judgment.

On May 31, 2018, the ISD issued an occupancy permit, triggering Ming’s requirement to resume regular rental payments. Ming paid rent for June 2018 to the landlord.

No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

SKKR Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

A lawsuit has been filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages the amount of $116,878  for the total amount of invoices allegedly past due, a penalty of $256,000, and attorney’s fees estimated to be $80,000 to $90,000.

The Plaintiff claimed that NYMG and New Sunshine failed to pay for an order of shrimp. NYMG and New Sunshine have raised various defenses, most of which center on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive, or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, who was a completely separate entity than NYMG or New Sunshine.

The case went to trial on March 12 to 15, 2017. On April 17, 2017, the Count ruled in favor of Plaintiff and against NYMG and New Sunshine in the amount of $385,492. NYMG hired a new law firm to appeal the case. The appeal process will take approximately 1 year. During the appeal, NYMG will not be required to pay the amount under the Final Judgment. While discovery is ongoing and no guaranties or predictions can be made at this time as to ultimate outcome, the Company and its attorney believe a fair estimate of the chance the Company will prevail on the appeal of the Final Judgment is approximately 50%.

Most recently, on August 11, 2017, approximately $196,000 in funds held in one of New York Mart’s bank accounts at TD Bank was ordered by the Court to be frozen until the appeal has been concluded, after Plaintiff tried to seize these funds to enforce the aforementioned judgement.

Once the appeal is concluded, the ownership of the $196,000 will be determined. SKKR is not permitted to take any other action to enforce the judgment, including attempting to seize any other funds in the TD Bank accounts, any other funds, or any assets owned by NYM. Accordingly, NYM is able to continue to use all bank accounts at TD Bank (with the exception of the frozen $196,000 which has been set aside) without the threat of those accounts being seized by SKKR.

The principal shareholder of the Company, Mr. Long Deng, made a personal pledge to pay for the entire amount of the damage if the appeal is ruled against NYMG. The Company did not accrue any of this potential liability.

Jendo Ermi, LP v iFresh Inc.; iFresh Inc. v. Jendo Ermi LP

On October 20, 2017, Jendo Ermi, LP filed an unlawful detainer action against iFresh, Inc. (Los Angeles Superior Court Case No.: KC069728). The case involved a dispute over property leased to iFresh, Inc. to operate a grocery store in El Monte, California. Jendo Ermi, LP claimed that iFresh, Inc. had not properly paid rents as required by the lease. On March 29, 2018, the court entered judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the preliminary amount of $309,009, with the final amount to be determined by the court. On April 23, 2018, iFresh filed a Notice of Appeal of the judgment. On April 26, 2018, the court entered an amended judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the amount of $952,691.56, with attorneys’ fees and costs to be determined by the court.

On November 27, 2017, iFresh, Inc. filed a complaint against Jendo Ermi, LP for, among other things, fraud and breach of contract associated with the lease (Los Angeles Superior Court Case No.: BC684617). iFresh, Inc. alleged that Jendo Ermi (1) overstated the square footage of the property to obtain higher rents; (2) failed to provide certain furniture, fixtures, and equipment (FF&E) valued at approximately $300,000 that were promised under the lease; and (3) failed to disclose that parts of the building were not habitable.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,038.73 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. New York Mart El Monte, Inc., a third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo shall file an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on or around September 17, 2018.

The Company evaluates contingencies on an ongoing basis and will establish loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. The Company is not currently a party to any legal proceeding that management believes could have a material adverse effect on the Company’s results of operations, cash flows, or balance sheet.

ITEM 1A. Risk Factors

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

We are currently in default under our Credit Facility with Key Bank, which limits our liquidity and could result in Key Bank accelerating amounts we owe to it under the facility.

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Although the Company has been repaying the Key Bank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in a tax lien being imposed upon the Company by the IRS on June 11, 2018 in the amount of $1,236,831.08. Due to these outstanding taxes owed and the tax lien, the Company is currently in default under the Credit Agreement. We have advised Key Bank of the default, and while Key Bank has not yet acted to accelerate payment of the facility, Key Bank does consider us to be in default and will not make any further advances under the Credit Facility until we comply with our obligations under the Credit Agreement. Our inability to draw down amounts under the credit facility significantly impairs the Company’s growth plans and limits its liquidity. In addition, if Key Bank were to decide to accelerate repayment of the Credit Facility, our financial condition and results of operation would be negatively impacted. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. Although the Company anticipates being able to obtain a waiver from Key Bank regarding the Company’s default, there is no guarantee that we will be successful in doing so.

There is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in this Annual Report on Form 10-K, we incurred operating losses, did not meet the financial covenant required in the Credit Agreement and are currently in default of the Credit Agreement due to our failure to pay certain tax obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Pricing in particular is a significant driver of consumer choice in Our industry and iFresh expects competitors to continue to apply pricing and other competitive pressures. To the extent that Our competitors lower prices, its ability to maintain gross profit margins and sales levels may be negatively impacted. Some of Our competitors may have greater resources than it does. These competitors could use these advantages to take measures, including reducing prices, which could adversely affect Our competitive position, financial condition and results of operations.

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

Fresh’s existing stores are mainly located in Northeastern American metropolitan areas. The geographic concentration of its stores creates an exposure to the economy of the Northeastern United States and any downturn in this region could materially adversely affect iFresh’s financial condition and results of operations.

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

iFresh conducts wholesale business through its two subsidiaries, Strong America and NYMG, which enables iFresh to have stronger negotiating power with vendors as well as a way to source products from China, Thailand and Taiwan to its own retail stores. Strong America is also the exclusive distributor of nine famous oversea brands. If iFresh can’t renew its exclusive distribution contracts relating to those brands, iFresh’s sales, both retail and wholesale, may be adversely affected. Furthermore, importing products from other countries is subject to the impact of various international factors, including international trading policies, shipping costs, currency fluctuations, tariffs and customs procedures for imports, which may affect the supply and purchase prices of the products to be imported by iFresh’s wholesale distributors and sold by them to iFresh. If iFresh fails to obtain or maintain a sustainable supply of these products from its vendors, its financial conditions and operating results will be adversely impacted.

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

The retail store industry is labor intensive, and iFresh’s success depends in part upon its ability to attract, train and retain a sufficient number of employees who understand and appreciate iFresh’s culture and are able to represent its brand effectively and establish credibility with its business partners and consumers. iFresh’s ability to meet its labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which iFresh is located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if iFresh fails to increase its wages competitively, the quality of its workforce could decline, causing its customer service to suffer, while increasing its wages could cause its earnings to decrease. If iFresh is unable to hire and retain employees capable of meeting its business needs and expectations, its business and brand image may be impaired. Any failure to meet iFresh’s staffing needs or any material increase in turnover rates of iFresh’s employees may adversely affect its business, results of operations and financial condition.

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

Severe weather conditions and other natural disasters in areas where iFresh has stores or from which iFresh obtains the products it sells may materially adversely affect its retail operations or its product offerings and, therefore, its results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of iFresh’s stores, an insufficient workforce in iFresh’s markets and/or temporary disruption in the supply of products, including delays in the delivery of goods to iFresh’s stores or a reduction in the availability of products in its stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within its supply chain. Any of these factors may disrupt iFresh’s businesses and materially adversely affect its financial condition, results of operations and cash flows.

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

iFresh believes that it needs approximately $50 million for the year ended March 31, 2018 mainly for the purpose of acquiring additional stores to achieve its planned growth for that year. If it is not able to obtain financing on commercially reasonable terms in connection with the Business Combination, as is contemplated by the parties, it may not be able to implement its growth plan. If it is unable to affect its growth plan, iFresh’s financial results will be significantly worse than anticipated and its stock price may decline as a result.

iFresh is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make its securities less attractive to investors.

iFresh is an “emerging growth company,” as defined in the JOBS Act. It may remain an “emerging growth company” until the fiscal year ended December 31, 2020. However, if its non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of its common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, iFresh would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, iFresh is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, has reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and is exempt from the requirements of holding a non binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, iFresh has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, iFresh’s financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2 Properties

Our principal executive offices are located at its headquarters comprising approximately 2,200 square meters at 2-39 54th Avenue, Long Island City, New York. Please see “Item 1 –Business – Properties.”

ITEM 3 Legal Proceedings

Please see “Item 1 – Business – Legal Proceedings” For a discussion of the significant legal proceedings we are involved in.

ITEM 4 Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our equity securities trade on the NASDAQ Capital Market. Prior to December 16, 2016, our units, shares and rights were each quoted on the NASDAQ Capital Market, under the symbols “ECACU,” “ECAC” and “ECACR,” respectively. Each of our units consisted of one ordinary share and one right to acquire 1/10 of a share of the Company. Our units commenced trading on August 13, 2015. Our shares and rights commenced trading on November 25, 2015. Upon the closing of the Transactions described above, our rights and units ceased trading and iFresh’s common stock began trading on the NASDAQ Capital Market under the symbol “IFMK” as of February 10, 2017.

The table below sets forth the high and low bid prices of our shares, rights, and units as reported on the NASDAQ Stock Market, under the symbols “ECACU,” “ECAC” and “ECACR,” respectively, for the period from April 1, 2016 through February 9, 2017. (nothing to fill)

	(1) Units		Shares		Rights
	High	Low	High	Low	High	Low
Year Ended March 31, 2017:
First Quarter ended June 30, 2016	$10.32	10.20	10.20	10.05	0.26	0.24
Second Quarter ended September 30, 2016	12.48	10.28	10.25	10.15	0.69	0.26
Third Quarter ended December 31, 2016	10.74	10.00	10.30	10.20	0.98	0.39
Fourth Quarter ended March 31, 2017 (ending February 9, 2017)	11.25	5.38	11.45	9.90	1.02	0.75

(1)	Our units began trading on August 13, 2015. The shares and warrants did not begin separate trading until November 25, 2015.

The table below sets forth the high and low bid prices of our common stock as reported on the NASDAQ Stock Market, under the symbol “IFMK”, for the period from February 10, 2017 (the date on which our common stock was first quoted on the NASDAQ Stock Market) through March 31, 2018 and for a portion of the first quarter of the fiscal year ended March 31, 2019.

	Common Stock
	High	Low
Year Ended March 31, 2019:
First Quarter (through June 21, 2018)	$8.30	5.54

Year Ended March 31, 2018:
First Quarter ended June 30, 2017 (beginning February 10, 2017)	$16.00	11.72
Second Quarter ended September 30, 2017	15.28	11.50
Third Quarter ended December 31, 2017	14.2999	10.82
Fourth Quarter ended March 31, 2018	17.4862	5.0001

Holders of Common Equity

As of June 29, 2018, there were 123 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2018 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	61,950	—	1,338,050
Equity compensation plans not approved by security holders
Total	61,950	—	1,338,050

Equity Repurchases

None.

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has eight retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,920,500 sales transactions in its stores in the fiscal year ended March 31, 2018. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

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

iFresh’s net sales were $136.7 million and $130.1 million for the years ended March 31, 2018 and 2017, respectively. In terms of sales by category, Perishables constituted approximately 64.5% of the total sales for the year ended March 31, 2018. iFresh’s net loss was $0.8 million for the year end March 31, 2018, a decrease of $2 million, or 166%, from $1.2 million of net income for the year end March 31, 2017. Adjusted EBITDA was $2.0 million for the year end March 31, 2018, a decrease of $3.9 million, or 66.6%, from $5.9 million for the year end March 31, 2017.

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

Payroll

Minimum wage rates in some states increased in 2016. For example, the minimum wage went from $10 to $11 per hour in Massachusetts. Payroll and related expenses increased by $1.3 million, or 10% for the year ended March 31, 2018 as compared to the same period of last year as a result of increase of head count and addition of its business operation and financial reporting department in anticipation of becoming a public company. iFresh plans to implement systems in the future to improve operating efficiency and reduce labor costs.

Merger with E-Compass

In March 2016, NYM signed a letter of intent of merger with E-Compass and began to engage third parties in connection therewith, including a financial advisor, legal counsel and auditor, and incurred $992,000 of professional fees related thereto in the year ended March 31, 2017.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 37% of its procurement for the fiscal year ended March 31, 2018. iFresh centralized the management of its vendors and procurement. It believes that such centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of March 31, 2018, iFresh has three stores under renovation and they are expected to open by the end of September. We had $737,000 expense incurred for these three stores for the year ended March 31, 2018, however, no sales has been generated from them yet.

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores.

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

iFresh’s management defines Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, store opening costs, and non-recurring expenses. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing its ongoing operating performance. Because it omits non-cash items, iFresh’s management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect its operating performance. iFresh’s management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the company’s financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

In July and October 2017, iFresh acquired iFresh Glen Cove Inc. (“Glen Cove”), New York Mart CT, Inc. (“NYM CT”) and New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer. The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control. Prior year financial statements were retrospectively adjusted to combine the financial information of these entities as if the acquisitions occurred at the beginning of the period of transfer.

Results of Operations for the years ended March 31, 2018 and 2017

	For the years ended March 31,		Changes
	2018	2017	$	%
Net sales-third parties	$126,874,761	$121,826,207	$5,048,554	4.1%
Net sales-related parties	9,813,766	9,050,553	763,213	8.42%
Total Sales	136,688,527	130,876,760	5,811,767	4.4%
Cost of sales-third parties	91,241,612	87,610,152	3,631,460	4.1%
Cost of sales-related parties	8,877,854	8,162,545	715,309	8.8%
Occupancy costs	7,575,478	7,219,860	355,618	4.9%
Gross Profit	28,993,583	27,884,203	1,109,380	4.0%
Selling, general and administrative expenses	30,738,330	26,087,868	4,650,462	17.8%
Income from operations	(1,744,747)	1,796,335	(3,541,082)	-197%
Interest expense	(817,227)	(303,894)	(513,333)	169%
Other income	1,668,496	1,360,616	307,880	22.6%
Income before income tax provision	(893,478)	2,853,057	(3,746,535)	-131%
Income tax provision	102,185	(1,656,334)	1,758,519	-106%
Net income	$(791,293)	$1,196,723	$(1,988,016)	-166%
Net income attributable to common shareholders	(791,293)	$1,196,723	$(1,988,016)	-166%

Net Sales

	For the years ended March 31,		Changes
	2018	2017	$	%
Net sales of retail-third parties	$109,251,522	$106,779,803	$2,471,719	2.3%
Net sales of retail-related parties	157,346	-	157,346	100%
Net sales of wholesale-third parties	17,623,239	15,046,404	2,576,835	17.1%
Net sales of wholesale-related parties	9,656,420	9,050,553	605,867	7%
Total Net Sales	$136,688,527	$130,876,760	$5,811,767	4.4%

iFresh’s net sales were $136.7 million for the year ended March 31, 2018, an increase of $5.8 million, or 4.4%, from $ 130.1 million for the year ended March 31, 2017.

Net retail sales to third parties increased by $2.5 million, or 2.3%, from $106.8 million for the year ended March 31, 2017, to $109.3 million for the year ended March 31, 2018. The increase resulted mainly from new stores opened in 2017, which contribute $3.0 million of retail sales, offset by a decrease of sales in our stores in Florida due to Hurricane Irma; The Company’s affiliates made immaterial purchase from its retail stores in 2018. Our total net wholesale sales increased by $3.3 million from $24.1 million for the year ended March 31, 2017 to $27.4 million for the year ended March 31, 2018, which was attributable to an increase of $0.2 million in sales to related parties due to iFresh focusing on improving its central procurement system through its wholesale facilities and an increase of $3.1 million from its wholesale revenue to third parties due to expansion of the wholesales business.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the years ended March 31,		Changes
	2018	2017	$	%
Cost of sales	$80,047,600	$77,073,922	$2,973,678	3.9%
Occupancy costs	7,575,479	7,219,860	355,619	4.9%
Gross profit	21,785,789	22,486,021	(700,232)	-3.1%
Gross margin	20.0%	21.1%	-1.1%	-

For the retail segment, Cost of sales increased by $3.0 million, or 3.9%, from $77 million for the year ended March 31, 2017, to $80.0 million for the year ended March 31, 2018. The increase was mainly attributable to the increased sales in the year ended March 31, 2018, as well as write- off of inventory amounted to $360,000 which was damaged in Hurricane Irma.

Occupancy costs consist of store-level expenses such as rental expense, property taxes and other store specific costs. Occupancy costs increased by approximately 4.9%, from $7.2 million for the year ended March 31, 2017 to $7.6 million for the year ended March 31, 2018, which was attributable to the new store opened in 2017.

Gross profit was $21.8 and $22.5 million for the years ended March 31, 2018 and 2017, respectively. Gross margin was 20.0% and 21.1% for the years ended March 31, 2018 and 2017, respectively. The gross profit decreased due to the increase of occupancy cost, as well as the increased cost of sales discussed above.

Wholesale Segment	For the years ended March 31,		Changes
	2018	2017	$	%
Cost of sales	$20,071,865	$18,698,777	$1,373,088	7.3%
Gross profit	7,207,794	5,398,181	1,809,613	33.5%
Gross margin	26.4%	22.4%	4.0%	-

For wholesale segment, cost of sales increased by $1.4 million or 7.3% from $18.7 million in 2017 to $20.1 million in 2018. The increase is consistent with the significant increase of sales from the wholesale segment in 2017.

Gross profit increased by $1.8 million, or 33.5% from $5.4 million in 2017 to $7.2 million in 2018. Gross margin increased by 4.0% from 22.4% to 26.4%. The increase was due to the relative proportion if related parties sales to the total wholesale revenue, compared to 2017. Related party wholesale had relative lower gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $30,738,330 million for the year ended March 31, 2018, an increase of $4,650,463 million, or 17.8%, compared to $26.1 million for the year ended March 31, 2017, which was mainly attributable to an increase of $1.3 million in payroll and related insurance and taxes, and an increase of $1.9 million of selling, general and administrative expenses from the acquired entities in this year, compared to 0.3 million in 2017, which is the year of inception, an increase of $0.5million of rental and utility expenses, increase of $0.2 million of depreciation expense due to the increase of property and equipment, and increase of $0.5 million of bad debt expense. The remaining $0.5 million increase was from other general expense which was due to the expansion of our wholesales business.

Interest Expense

Interest expense was $0.8 million for the year ended March 31, 2018, an increase of $0.5 million, or 169%, from $0.3 million for the year ended March 31, 2017, primarily attributable to the Key Bank loan, which was borrowed in the last quarter of 2017 and only was outstanding for one quarter , compared to a full year in 2018, In addition, the Company borrowed $4.3 million under the letter of credit and delayed term loan with Key Bank in 2018.

Other income

Other income was $1.7 million for the year ended March 31, 2018, which included management and advertising fee income of $563,000, rental income of $439,000 , insurance claim proceeds of $335,000 and lottery sales and other income of $329,000. Other income increased 0.3 million, or 22.6%, from $1.4 million for the year ended March 31, 2017, primarily attributable to an increase of $110,000 of management fee income and advertising fee income charged to non-related third-party stores based on sale volume, $200,000 of insurance claims due to the fire accident in Ming store.

Income Taxes Provision

NYM is subject to U.S. federal and state income taxes. Income taxes benefit was $0.1 million for the year ended March 31, 2018, a decrease of $1.8 million, or 106.2%, compared to $1.7 million of income tax expense for the year ended March 31, 2017, which was mainly attributable the decrease in taxable income. The effective income tax rate was 11% and 58% for the years ended March 31, 2018 and 2017. The significant decrease was due to the fact that federal tax rate was decreased from 34% to 21% in 2018.

Net Income (loss)

	For the years ended March 31,		Changes
	2018	2017	$	%
Net income	$(791,293)	$1,196,723	$(1,988,017)	-166.1%
Net Profit Margin	-0.58%	0.91%	-1.49%

Net loss was $0.8 million for the year ended March 31, 2018, a decrease of $2.0 million, or 166%, from $1.2 million of net income for the year ended March 31, 2017, mainly attributable to the increase of selling, general and administrative expenses as described above as well as damage made by Hurricane Irma . Net profit margin as percentage of sales was -0.58% and 0.91% for the years ended March 31, 2018 and 2017, respectively.

Adjusted EBITDA

	For the years ended March 31,		Changes
	2018	2017	$	%
Net income	$(791,293)	$1,196,723	$(1,988,017)	-166%
Interest expenses	817,227	303,894	88,400	41%
Income tax provision	(102,185)	1,656,334	(1,758,519)	-106%
Depreciation	1,729,852	1,562,043	167,809	10.7%
Amortization	315,832	178,957	136,875	76%
Merger expenses(1)	-	992,116	992,116	—
Adjusted EBITDA	$1,969,433	$5,890,067	$(3,920,635)	-66.6%
Percentage of sales	1.4%	4.5%	-3.1%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Adjusted EBITDA was $2.0 million for the year ended March 31, 2018, a decrease of $3.9 million, or 66.6%, as compared to $5.9 million for the year ended March 31, 2017, mainly attributable to the decrease of net income resulting from increase of selling, general and administrative expenses as described above. The ratio of Adjusted EBITDA to sales was 1.4% and 4.5% for the years ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, iFresh had cash and cash equivalents of approximately $0.6 million. iFresh had operating losses in fiscal year 2018 and had negative working capital of $2.6 million and $5.3 million as of March 31, 2018 and 2017, respectively. The Company did not meet the financial covenant required in the credit agreement with Keybank National Association (“Keybank”). By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. As of March 31, 2018, the Company has outstanding loan facilities of approximately $17 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of March 31, 2018. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale and the quick inventory turnover.

For the year ended March 31, 2019, iFresh is projecting that it would need approximately $50 million of capital in addition to its cash flow in place to fully execute the planned acquisitions, online platform development and new-store openings.

We have $10 million of advances and receivable from the related parties we intend to collect or acquire, which will be used to offset part of the acquisition consideration for such related parties. In addition, we had $5.8 million of unused credit line from Key Bank, which includes a revolving credit of $1.8 million for making advance and issuance of letter of credit, and $4,000,000 of delayed draw term loan, which we may not draw down on until we resolve the default described below. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the years ended March 31, 2018 and 2017.

	For the years ended March 31,
	2018	2017
Net cash provided by operating activities	$(2,562,300)	$5,924,673
Net cash used in investing activities	(1,800,091)	(13,900,651)
Net cash provided by (used in) financing activities	2,452,487	9,973,535
Net (decrease) increase in cash and cash equivalents	$(1,909,904)	$1,997,557

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes and loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $2.6 million for the year ended March 31, 2018, a decrease of $8.5 million, or 143%, compared to $6.0 million for the year ended March 31, 2017. The decrease was a result of a decrease of cash generated from net income of $2.0 million, an increase of $6.5 million from change of working capital mainly resulting from an increase in account receivable, offset by the increase of accounts payable.

Investing Activities

Net cash used in investing activities was approximately $1.8 million for the year ended March 31, 2018, an decrease of $12.1 million, compared to $14.0 million for the year ended March 31, 2017. The decrease was primarily attributable to the decrease in acquisition of property and equipment of $2.9 million and collection of advance made to related parties of $2.1 million, compared to cash paid for advance to related parties for $7.2 million.

Financing Activities

Net cash provided by financing activities was approximately $2.5 million for the year ended March 31, 2018, which mainly consisted of net cash flow from borrowing bank loans of $2.9 million, offset by $0.5 million cash paid for notes payable and capital lease. Net cash provided from financing activities was $10 million for the year ended March 31, 2017, which mainly consisted of net cash flow from borrowing bank loans of $10.3 million, offset by $0.5 million cash paid for notes payable and capital lease.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $3,200,000 of the revolving credit was used as of March 31, 2018.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $1.05 million under the Delayed Draw Term Loan was made as of September 30, 2017 to acquire iFresh E. Colonial, Inc.

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

The Company has been repaying this facility in accordance with its terms. However, we failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in a tax lien being imposed upon the Company by the IRS on June 11, 2018 in the amount of $1,236,831.08. Due to these outstanding taxes owed and the tax lien, we are currently in default under the Credit Agreement. We have advised Key Bank of the default, and while Key Bank has not yet acted to accelerate payment of the facility, Key Bank does consider us to be in default and will not make any further advances under the Credit Facility until come into compliance with the Credit Agreement. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation.

Pursuant to the financial covenants of the Key Bank loan, the Company shall not permit the Senior Funded Debt to EBITDA Ratio for the trailing 12 month period to be greater than 3.00 to 1.00. As of March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the Key Bank loan.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2018:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$17,044,485	$1,486,253	$3,051,648	$12,506,584	—
Estimated interest payments on bank loans	1,521,826	387,034	662,997	471,795	—
Notes payable	366,298	135,203	183,775	47,320	—
Capital lease obligations including interest	136,153	65,190	68,964	1,999	—
Operating Lease Obligations(1)	107,687,071	8,418,152	18,070,981	17,879,334	63,318,604
	$126,755,833	$10,491,832	$22,038,365	$30,907,032	$63,318,604

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Revenue Recognition

For retail sales, revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of coupons are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by customers. For wholesales sales, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other obligations and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

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

Recently Issued Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures. In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal 2019. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In June 2018 2017, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8 Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-24 of this document.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to our lack of experience being a public company and lack of professional staffs with adequate knowledge of SEC’s rules and requirements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management’s assessment of the effectiveness of our internal control system as of March 31, 2018 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was not effective as of March 31, 2018.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10 Directors, Executive Officers and Corporate Governance

Set forth below is certain biographical information about each director and officer of the Company as of June 29, 2018, as well as, in the case of our directors, information concerning the qualifications and experiences that led the board of directors to conclude that such individuals should serve as directors.

iFresh’s directors and executive officers are as follows:

Name	Age	Position
Long Deng	50	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Adam (Xin) He	45	Chief Financial Officer
Lilly Deng	49	Vice President of Legal and Finance, and Director
Mei Deng	45	Vice President of Human Resources
Harvey Leibowitz	84	Director
Mark Fang	50	Director
Jay Walder	57	Director

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

Lilly Deng became our Vice President of Legal and Finance and a director in February 2017 in connection with the closing of the Transactions. She joined NYM in 1995 and is Co-founder of Strong America Ltd., the first wholesale facility of NYM. Mrs. Lilly Deng currently is Vice President of Legal and Finance and oversees iFresh’s finances. Mrs. Lilly Deng is in charge of supervising financial issues and compliance with regulations. She also led the development of internal logistics management program. Mrs. Deng attended Cambridge Business College in 1993. Mrs. Lilly Deng is the wife of Mr. Long Deng.

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

Adm (Xin) He has served as our Chief Financial Officer of the Company since March 2018. Prior to this position, Mr. He was our director from November 2017 until March 2018. Mr. He has served as Chief Financial Officer of Wanda America Investment Holding Co. since May 2012 and has managed two projects for Wanda Commercial Properties Group (HKG: 3699) since February 2015. Mr. He served as Chief Financial Officer of AMC Entertainment Holdings, Inc. (NYSE: AMC) from August 2012 to February 2015, a publicly traded company principally involved in the theatrical exhibition business owning and operating 660 theatres primarily located in the United States. He served as board advisor to Professional Diversity Network (Nasdaq: IPDN) in Chicago, and an independent director for Energy Focus Inc. (Nasdaq: EFOI) in Cleveland from July 2014 to April 2015. From December 2010 to May 2012, he served as Financial Controller of Xinyuan Real Estate Co. (NYSE: XIN), a publicly traded developer of large scale, high quality residential real estate projects. Previously, Mr. He served as an auditor at Ernst & Young, LLP in New York, and held various roles at Chinatex Corporation. Mr. He obtained a Master of Science in Taxation from Central University of Finance and Economics in Beijing and a Master of Science in Accounting from Seton Hall University in New Jersey. He is a Certified Public Accountant.

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

Jay Walder became our director in March 2018. He has been the Managing Member of Walder Worldwide LLC since June 2010. From December 2008 to December 2010, Mr. Walder was a Real-Estate salesperson at Nest Seekers International. From 1988 to 2008 he worked at Standard & Poor’s, most recently as a Sales Executive. Prior to that, he worked at ADP, Edward Blank Associates and Telspan. Mr. Walder graduated with a degree in Political Science from the State University of New York at Stony Brook.

We believe Mr. Walder’s qualifications to sit on our board of directors include his experience with and connections in the New York business community.

Harvey Leibowitz became our director in April 2018. Mr. Leibowitz has been a director of Yangtze Port and Logistics Limited (YRIV) since December 2015. From 1994 to 1999, he was an internal auditor at Sterling National Bank in the Commercial Finance Department. From 1980 to 1994, Mr. Leibowitz worked for a number of companies in connection with their commercial secured loan financing activities, such as International Paper Company, Century Factors, Inc., and Foothill- Financial Advisors, Inc. From 1963 to 1979, Mr. Leibowitz worked in various capacities for Sterling National Bank, most recently as a Senior Vice President. From 1955 to 1962, Mr. Leibowitz worked at a number of accounting firms and, among other things, worked on audits for clients of the accounting firm. Mr. Leibowitz graduated from the City University of New York Baruch College in 1955 with a bachelor's degree in Accounting.

We believe Mr. Leibowitz’s qualifications to sit on our board of directors include his extensive experience in accounting, auditing and internal controls.

Mr. Fang, Mr. Walder and Mr. Leibowitz are independent directors. The Company has determined that Mr. Leibowitz is an “independent director” and an “audit committee financial expert” as defined and determined in accordance with the Marketplace Rules of The NASDAQ Stock Market, Inc. and the Securities Exchange Act of 1934, as amended. Mr. Leibowitz serves as Chairman of Audit Committee.

Board Leadership Structure and Role in Risk Oversight

One person currently holds the positions of principal executive officer and chairman of the Board of Company.  The Board does not have a policy on whether the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the directors may designate a Chairman of the Board from among any of the directors.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the consolidation of these roles is appropriate because it allows Mr. Deng to bring a wider perspective to the deliberations of the Board on matters of corporate strategy and policy.  The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

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

The Board of Directors held 6 meetings during the fiscal year ended March 31, 2018, and acted by written consent 10 times. During fiscal year ended March 31, 2018, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

It is the policy of the Board of Directors that all directors should attend the annual meeting of stockholders in person or by teleconference.

Audit Committee

Effective August 12, 2015, we established an audit committee of the board of directors, which currently consists of Harvey Leibowitz, Mark Fang and Jay Walder, each of whom is an independent director under the NASDAQ’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Harvey Leibowitz qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

Effective August 12, 2015, we have established a Nominating and Corporate Governance Committee of the board of directors, which currently consists of Mark Fang, Jay Walder and Harvey Leibowitz, each of whom is an independent director under NASDAQ’s listing standards. Mr. Fang serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. Guidelines for Selecting Director Nominees.

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that the persons to be nominated:

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

Compensation Committee

Effective as of August 12, 2015, we established a Compensation Committee of the board of directors, which consists of Jay Walder, Mark Fang and Harvey Leibowitz, each of whom is an independent director under NASDAQ’s listing standards. Mr. Walder serves as Chairman of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended March 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On August 12, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. The Code of Ethics is currently available at our corporate website at http://investors.ifreshmarket.com/static-files/320e7e69-ce4e-4a7e-996b-252fd4fcf62b.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2018 and 2017.

Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock and Option Awards Number	All Other Compensation ($)	Total ($)
Long Deng	2017	717,170	—	—	—	717,170
(Director, Chief Executive Officer and Chief Operating Officer)	2018	738,400	—	—	—	738,400

Lilly Deng	2017	100,000	—	—	—	100,000
(Vice President of Legal and Finance)	2018	130,000	—	—	—	130,000

Mei Deng	2017	83,200	—	—	—	83,200
(Vice President of Human Resources)	2018	83,200	—	—	—	83,200

Adam (Xin) He	2017	—	—	—	—	—
(Chief Financial Officer)	2018	—	—	—	—	—

Grants of Plan Based Awards

None of iFresh’s named executive officers participate in or have account balances in any plan based award programs except that Adam (Xin) He, our Chief Financial Officer, was granted 300,000 shares of the Company’s common stock under the Company’s equity incentive plan.

Employment Agreements

None of iFresh’s named executive officers have employment agreements with iFresh, except as follows:

iFresh entered into an employment agreement with Adam (Xin) He, our Chief Financial Officer, in March 2018 (the “Employment Agreement”). The Employment Agreement provides for a three-year term that is automatically renewed for additional one-year terms unless terminated by either party prior to the end of the term. Mr. He will receive a base salary of $250,000 per year and be entitled to receive bonuses as determined by the board of directors of the Company. In addition, Mr. He was granted 300,000 shares of the Company’s common stock under the Company’s equity incentive plan, which will vest over a three-year term. In the event of Mr. He’s death or disability, if the Company terminates his employment without cause, or if he terminates his employment for good reason, vesting of the shares will accelerate. In the event that the Employment Agreement is terminated by the Company without cause or by Mr. He for good reason, Mr. He will receive a continuation of his salary for twelve months. In the event that the Employment Agreement is terminated in connection with a change of control, Mr. He will receive a lump sum payment equal to his salary for twelve months.

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

ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of June 29, 2018, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of June 29, 2018, there were 14,282,497 shares of the Company’s Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Long Deng	10,382,639		72.69%
Lilly Deng	10,382,639	(2)	72.69%
Mei Deng	20,000		*
Adam (Xin) He	300,000		2.10%
Mark Fang	6,000		*
Jay Walder	-		-
Harvey Leibowitz	-		-
All directors and executive officers as a group (seven individuals)	10,388,639		74.98%

Five Percent Holders:
Bluejet LLC	833,333	(3)	5.83%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o iFresh Inc. at 2-39 54th Avenue Long Island City, NY 11101.
(2)	Consists of shares beneficially owned by Long Deng, Mrs. Deng’s husband.
(3)	Pursuant to a Schedule 13G filed by the beneficial owner dated February 27, 2017. Pursuant to such schedule, the address of the beneficial owner is C/O Lian Fang, Withers Bergman LLP, 430 Park Avenue, 10th Floor, New York, NY 10022 and Zengxi Hao is the authorized signatory for the beneficial owner.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the years ended March 31, 2018 and 2017 to related parties which are directly or indirectly owned by Mr. Long Deng, the majority shareholder of iFresh, and not eliminated in the consolidated financial statements.

	Year ended March 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$62,357	$29,793	$2,188,562
Pacific Supermarkets Inc.	89,116	32,913	3,442,263
NY Mart MD Inc.	64,053	10,501	3,588,064
El Monte	21,751	3,400	134,870
iFresh Harwin Inc.	4,240	3,405	163, 507
Spring Farm Inc.	-	-	12,131
Spicy Bubbles, Inc.	-	-	95,418
Tampa Seafood	4,050	-	6,703
Pine Court Chinese Bistro	-	-	182,248
	$241,327	$80,057	$9,813,766

	Year ended March 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$46,170	$31,289	$2,832,018
Pacific Supermarkets Inc.	57,669	34,230	3,201,198
NY Mart MD Inc.	45,647	-	2,634,650
Spring Farm Inc.	-	-	6,114
Spicy Bubbles, Inc.	-	-	102,580
NYM Milford, LLC			79,320
Pine Court Chinese Bistro	-	-	169,813
	149,486	$65,519	$9,050,553

Long-Term Operating Lease Agreement with a Related Party

iFresh leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of iFresh, and will expire on April 30, 2026. Rent incurred to the related party was $1,208,000 and $698,000 for the fiscal years ended on March 31, 2018 and 2017, respectively.

ITEM 14 Accountant Fees and Services

Aggregate fees billed to the Company by Friedman LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2018	2017

Audit Fees (1)
Friedman	$329,000	$300,000

Audit Related Fees
Friedman	$10,000	$10,000

Total	$339,000	$310,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audits, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

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

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements – iFresh, Inc. and Subsidiaries

The following are contained in this 2017 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets as of March 31, 2018 and 2017.

●	Consolidated Statements of Income for the years ended March 31, 2018 and 2017.

●	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2018 and 2017.

●	Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017.

●	Notes to Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-24 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits

Exhibit No.	Description
2.1	Merger Agreement(1)
3.1	Amended and Restated Certificate of Incorporation of iFresh Inc.(2)
3.2	Amended and Restated Bylaws of iFresh Inc. .(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Right Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and E-Compass(3)
10.1	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the E-Compass’s Initial Shareholders.(3)
10.2	Registration Rights Agreement between the Company and certain security holders of E-Compass.(3)
10.3	Form of Option Agreement(4)
10.4	Form of Voting Agreement(5)
10.5	Form of Registration Rights Agreement(6)
10.6	Credit Agreement with KeyBank National Association dated December 23, 2016*
10.7	Revolving Note with KeyBank National Association dated December 23, 2016*
10.8	Effective Date Term Note with Key Bank National Association dated December 23, 2016*
10.9	Delayed Draw Term Note with Key Bank National Association dated May 9, 2018*
16.1	Letter of UHY. dated April 1, 2016 (7)
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form of Audit Committee Charter. (6)
99.2	Form of Nominating Committee Charter. (6)
99.3	Form of Compensation Committee Charter.(6)

*	Filed herewith.

(1)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated July 25, 2016.
(2)	Incorporated by reference to iFresh’s Registration Statement on S-4/A dated December 9, 2016.
(3)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated August 12, 2015.
(4)	Incorporated by reference to Annex B to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(5)	Incorporated by reference to Annex C to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(6)	Incorporated by reference to E-Compass’s Registration Statement on S-1/A on July 24, 2015.
(7)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated April 1, 2016.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2018	By:	/s/ Long Deng
By: Long Deng
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2018	By:	/s/ Long Deng
	Name:	Long Deng
	Title:	Chief Executive Officer, Chief Operating Officer and Chairman
(Principal Operating Officer)

Date: June 29, 2018	By:	/s/ Adam (Xin) He
	Name:	Adam (Xin) He
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: June 29, 2018	By:	/s/ Lilly Deng
	Name:	Lilly Deng
	Title:	Director

Dated: June 29, 2018	By:	/s/ Harvey Leibowitz
	Name:	Harvey Leibowitz
	Title:	Director

Dated: June 29, 2018	By:	/s/ Mark Fang
	Name:	Mark Fang
	Title:	Director

Dated: June 29, 2018	By:	/s/ Jay Walder
	Name:	Jay Walder
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of

iFresh, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iFresh, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred operating losses and did not meet the financial covenant required in the credit agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP
Friedman LLP

We have served as the Company’s auditor since 2016.

New York, New York

June 29, 2018

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$640,915	$2,550,819
Accounts receivable, net	4,903,340	2,272,011
Inventories, net	10,905,484	9,796,984
Prepaid expenses and other current assets	1,925,893	1,404,631
Total current assets	18,375,632	16,024,445
Advances to related parties	10,019,688	12,044,154
Property and equipment, net	17,818,805	15,467,802
Intangible assets, net	1,166,669	1,300,001
Security deposits	1,247,106	1,091,763
Deferred income taxes	313,832	86,799
Total assets	$48,941,732	$46,014,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,561,956	12,364,071
Deferred revenue	326,459	206,737
Borrowings against lines of credit, current, net	1,303,753	1,144,568
Notes payable, current	135,203	262,578
Capital lease obligations, current	55,634	56,847
Accrued expenses	873,949	730,392
Taxes payable	1,606,504	1,769,398
Other payables, current	1,172,360	4,829,113
Total current liabilities	21,035,818	21,363,704
Borrowings against lines of credit & term loan-non-current, net	15,740,733	12,779,838
Notes payable, non-current	231,095	379,376
Capital lease obligations, non-current	70,724	77,694
Deferred rent	6,319,386	5,475,362
Other payables, non-current	78,500	34,801
Total liabilities	43,476,256	40,110,775

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,220,548 and 14,103,033 shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	1,422	1,410
Additional paid-in capital	9,428,093	9,075,525
Accumulated deficit	(3,964,039)	(3,172,746)
Total shareholders’ equity	5,465,476	5,904,189
Total liabilities and shareholders’ equity	$48,941,732	46,014,964

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year ended
	March 31 2018	March 31 2017

Net sales	$126,874,761	$121,826,207
Net sales-related parties	9,813,766	9,050,553
Total net sales	136,688,527	130,876,760
Cost of sales	91,241,612	87,610,152
Cost of sales-related parties	8,877,854	8,162,545
Retail occupancy costs	7,575,478	7,219,860
Gross profit	28,993,583	27,884,203

Selling, general and administrative expenses	30,738,330	26,087,868
Income (Loss) from operations	(1,744,747)	1,796,335
Interest expense, net	(817,227)	(303,894)
Other income	1,668,496	1,360,616
Income (Loss) before income taxes	(893,478)	2,853,057
Income tax provision (benefit)	(102,185)	1,656,334
Net income (Loss)	$(791,293)	$1,196,723

Net income (loss) per share:
Basic	$(0.06)	$0.10
Diluted	$(0.06)	$0.10
Weighted average shares outstanding:
Basic	14,141,840	12,282,325
Diluted	14,141,840	12,282,325

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended March 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	amount	Capital	Deficit	Total
Balances at March 31, 2016	-	$-	12,000,000	$1,200	$9,445,846	$(4,369,468)	$5,077,578
Shares issued in connection with the reverse acquisition			2,103,033	210	(370,321)		(370,111)
Net income						1,196,722	1,196,722
Balances at March 31, 2017	-	$-	14,103,033	$1,410	$9,075,525	$(3,172,746)	$5,904,189
stock issued for service			22,515	2	297,578		297,580
stock issued for acquisition			95,000	10	(10)		-
Contribution made by Shareholder					55,001		55,001
Net loss	-	-	-	-	-	(791,293)	(791,293)
Balances at March 31, 2018	-	$-	14,220,548	$1,422	$9,428,094	$(3,964,039)	$5,465,477

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31 2018	March 31 2017
Cash flows from operating activities
Net income (loss)	$(791,293)	$1,196,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,729,852	1,562,043
Amortization expense	315,832	178,957
Share based compensation	297,536	-
Deferred income taxes	(227,033)	(166,221)
Changes in operating assets and liabilities:
Accounts receivable	(2,631,329)	(457,478)
Inventories	(1,108,500)	(1,596,427)
Prepaid expenses and other current assets	(521,262)	(931,019)
Security deposits	(155,344)	(166,285)
Accounts payable	3,197,888	1,746,949
Deferred revenue	119,722	61,240
Accrued expenses	143,557	(296,479)
Taxes payable	(162,894)	75,526
Deferred rent	844,024	545,208
Other liabilities	(3,613,056)	4,171,936
Net cash provided by (used in) operating activities	(2,562,300)	5,924,673
Cash flows from investing activities
Repayment from (advances made to) related parties	2,079,511	(7,155,484)
Acquisition of property and equipment	(3,879,602)	(6,745,407)
Cash proceeds from acquisition of Ecompass	-	240
Net cash used in investing activities	(1,800,091)	(13,900,651)
Cash flows from financing activities
Borrowings against Term loan	1,050,000	15,000,000
Borrowings against lines of credit	3,200,000	200,000
Repayments on term loan	(1,312,420)	(3,791,794)
Repayments on lines of credit borrowings	-	(208,719)
Repayments on notes payable	(407,345)	(258,254)
Payments on capital lease obligations	(77,748)	(55,198)
Deferred financing cost	-	(912,500)
Net cash used in financing activities	2,452,487	9,973,535
Net increase (decrease) in cash and cash equivalents	(1,909,904)	1,997,557
Cash and cash equivalents at beginning of the year	2,550,819	553,262
Cash and cash equivalents at the end of the year	$640,915	$2,550,819
Supplemental disclosure of cash flow information
Cash paid for interest	$763,231	$304,483
Cash paid for income taxes	$-	$1,747,028

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$213,435	$345,567

See accompanying notes to consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Organization and General

iFresh Inc. (“iFresh”) is a Delaware company incorporated in July 2016 to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below under “Redomestication”). E-Compass was incorporated in Cayman Islands on September 23, 2014 as a blank check company whose objective is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, or entering into contractual arrangements that gives E-Compass control over such a target business (a “Business Combination”).

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

In connection with the closing, holders of 1,937,967 of the Company’s ordinary shares elected to redeem their shares and iFresh paid $20,154,857 ($10.40 per share in accordance with Redemption Clause) in connection with such redemption. Also, on February 10, 2017, iFresh repurchased 1,500,000 of such non-redeemable shares promptly at a purchase price of $10.00 per share according to an agreement with Handy Global Limited signed on January 11, 2017. On February 10, 2017, iFresh entered into an agreement to repurchase 200,000 shares of its common stock from Lodestar Investment Holdings Corporation for $200.00. At the closing of the Redomestication Merger: (i) one share of iFresh common stock for each share of E-Compass common stock, resulting in 1,872,033 non-redeeming E-Compass common stock being converted into iFresh common stock; (ii) each ten E-Compass rights were converted into one share of common stock of iFresh, resulting in 4,310,010 E-Compass rights automatically converting into 431,000 shares of the iFresh’s common stock.

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

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had operating losses in fiscal year 2018 and had negative working capital of $2.6 million and $5.3 million as of March 31, 2018 and 2017, respectively. The Company did not meet the financial covenant required in the credit agreement with Keybank National Association (“Keybank”). As of March 31, 2018, the Company has outstanding loan facilities of approximately $17 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of March 31, 2018, the Company also has $10 million of advances and receivable from the related parties we intend to collect or used to offset part of consideration for future acquisitions. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary.

Although the Company has been repaying the Key Bank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in a tax lien being imposed upon the Company by the IRS on June 11, 2018 in the amount of $1,236,831.08. Due to these outstanding taxes owed and the existence of the tax lien, the Company is currently in default under the Key Bank Credit Agreement. We have advised Key Bank of the default. Key Bank is continuing to monitor the default situation. Keybank has notified the Company that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. Key Bank has not yet acted to accelerate payment of the facility. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. These conditions raise substantial doubt as to the Company’s ability to remain a going concern.

3. Basis of Presentation and Principles of Consolidation

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

4. Summary of Significant Accounting Policies

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both March 31, 2018 and 2017. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Fair value measurements of nonfinancial assets and non-financial liabilities are primarily used in the impairment analysis of intangible assets and long-lived assets.

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of March 31, 2018 and 2017, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Revenue Recognition

For retail sales, revenue is recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the discounted products are sold. Sales taxes are not included in revenue. Proceeds from the sale of coupons are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by customers. For wholesales sales, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other obligations and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Business combination involves entities under common control

The Company accounted for business acquisitions involving entities under common control under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition. In additional, these transactions complies with the requirement in ASC 805-50-45-1 through 45-5 whereby the financial statements of the receiving entity report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.

Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures. In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal 2019. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In June 2018 2017, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

5. Acquisitions

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

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Fair value of stock issued	645,500
Cash acquired	(5,631)
Advances made to Glen Cove	139,577
Net consideration	$779,446

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	92,433
Security deposit	79,417
Due from related parties	10,000
Subtotal	$181,850
Liability assumed:
Deferred rent liability	178,897
Historical cost of net assets acquired	$2,953

Prior year financial statements were retrospectively adjusted to combine the financial information of Glen Cove as if the acquisition occurred at the beginning of the period of transfer.

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

The aggregate purchase price paid for the iFresh E. Colonial acquisition was $1,050,000. The fair value of the assets acquired approximates the consideration paid. The Company did not assume any liabilities. The consideration for the transaction was funded by the Company with $1.05 million in proceeds from the delayed term loan withdrawn under Key Bank credit facility. The Company accounted for the iFresh E. Colonial acquisition as an asset acquisition under ASC 805-10-55 because the workforce retained from Mia Supermarket does not include key management members, and is not difficult to replace. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs.

New York Mart CT, Inc. (“NYM CT”) Acquisition

On October 2, 2017, the Company acquired 100% equity interest of NYM CT from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The purchase included the business, lease and equipment of the store. The store is currently under renovation and the Company expects the Connecticut store to open in the fourth quarter of 2018.

The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Advances made to NYM CT	3,5000,000
Cash acquired	(2,988)
Net consideration	$3,497,012

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	3,695,834
Due from related parties	820
Subtotal	$3,696,654
Liability assumed:
Due to related parties	87,741
Account payable	122,555
Subtotal	$210,296
Historical cost of net assets acquired	$3,486,358

Prior year financial statements were retrospectively adjusted to combine the financial information of NYM CT as if the acquisition occurred at the beginning of the period of transfer.

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

Prior year financial statements were retrospectively adjusted to combine the financial information of NYM N. Miami as if the acquisition occurred at the beginning of the period of transfer.

6. Accounts Receivable

A summary of accounts receivable, net is as follows:

	March 31,	March 31,
	2018	2017
Customer purchases	$4,643,922	$2,133,689
Credit card receivables	332,136	134,177
Food stamps	101,105	62,900
Others	30,945	29,250
Total accounts receivable	5,108,108	2,360,016
Allowance for bad debt	(204,768)	(88,005)
Accounts receivable, net	$4,903,340	$2,272,011

7. Inventories

A summary of inventories, net is as follows:

	March 31,	March 31,
	2018	2017
Non-perishables	$9,206,442	$8,339,787
Perishables	1,798,970	1,535,777
Inventories	11,005,412	9,875,564
Allowance for slow moving or defective inventories	(99,928)	(78,580)
Inventories, net	$10,905,484	$9,796,984

8. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	March 31,	March 31,
Entities	2018	2017
New York Mart, Inc.	$838,096	$2,438,316
Pacific Supermarkets Inc.	1,151,338	808,115
NY Mart MD Inc.	3,709,493	6,290,067
iFresh Harwin Inc	557,262	-
Advances - related parties	$6,256,189	$9,536,498

New York Mart, Inc.	1,021,572	476,884
Pacific Supermarkets Inc.	210,450	604,469
NY Mart MD Inc.	2,290,197	1,426,303
iFresh Harwin Inc	241,280	-
Receivables – related parties	3,763,499	2,507,656
Total advances and receivables – related parties	$10,019,688	$12,044,154

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting some of these advances and receivables into deposits towards the purchase price upon planned acquisitions of some of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and the Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 15). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng. Most of these entities are newly established and have limited or no operations since their inception. As of the date of these financial statements, the Company completed the acquisitions of New York Mart N. Miami Inc. and New York Mart CT Inc.

9. Property and Equipment

	March 31,	March 31,
	2018	2017
Furniture, fixtures and equipment	$17,190,356	$14,602,991
Automobiles	2,125,874	2,252,874
Leasehold improvements	7,234,484	5,742,460
Software	6,735	6,735
Total property and equipment	26,557,449	22,605,240
Accumulated depreciation and amortization	(8,738,644)	(7,137,438)
Property and equipment, net	$17,818,805	$15,467,802

Depreciation expense for the year ended March 31, 2018 and 2017 was $1,729,852 and $1,562,043, respectively.

10. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at March 31,
	2017	Additions	2018
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,199,999)	$(133,332)	$(1,333,331)
Intangible assets, net	$1,300,001	$(133,332)	$1,166,669

Amortization expense was $133,332 and $133,332 for the year ended March 31, 2018 and 2017, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending March 31,
2019	$133,333
2020	133,333
2021	133,333
2022	133,333
2023	133,333
Thereafter	500,004
Total	$1,166,669

11. Debt

A summary of the Company’s debt is as follows:

	March 31,	March 31,
	2018	2017
Revolving Line of Credit-KeyBank National Association	$3,200,000	-
Delayed Term Loan-KeyBank National Association	997,500	-
Term Loan-KeyBank National Association	13,531,361	14,791,281
Less: Deferred financing cost	(684,375)	(866,875)
Subtotal	17,044,486	13,924,406

Less: current portion	(1,303,753)	(1,144,568)
Bank Loan-Term Loan, non-current	$15,740,733	$12,779,838

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $3,200,000 of the revolving credit was used as of March 31, 2018.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending March 31
2019	$1,486,253
2020	1,506,453
2021	1,545,195
2022	12,506,584

Total	$17,044,486

Although the Company has been repaying the Key Bank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in a tax lien being imposed upon the Company by the IRS on June 11, 2018 in the amount of $1,236,831.08. Due to these outstanding taxes owed and the tax lien, the Company is currently in default under the Credit Agreement. We have advised Key Bank of the default, and while Key Bank has not yet acted to accelerate payment of the facility, Key Bank does consider us to be in default and will not make any further advances under the Credit Facility until we pay our tax obligations. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. Although the Company anticipates being able to obtain a waiver from Key Bank with regard to the Company’s default, there is no guarantee that we will be successful in doing so.

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

12. Notes Payable

Notes payables consist of the following:

	March 31,	March 31,
	2018	2017
Expressway Motors Inc.
Secured by vehicle, 0%, principal of $490 due monthly through April 9, 2019, paid off in January 2018	$-	$12,247
Secured by vehicle, 2.99%, principal and interest of $593 due monthly through February 1, 2021, paid off in January 2018	-	25,281
Secured by vehicle, 0%, principal of $515 due monthly through April 24, 2019	-	11,780
Hitachi Capital America Corp.
Secured by vehicle, 6.95%, principal and interest of $2,109 due monthly through September 18, 2019, paid off in December 2017	-	57,927
Secured by vehicle, 7.35%, principal and interest of $2,219 due monthly through November 7, 2017	-	17,269
Secured by vehicle, 7.10%, principal and interest of $2,094 due monthly through March 28, 2018	-	24,186
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	25,083	48,478
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	28,498	37,810
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	15,535	22,660
Milea Truck Sales of Queens Inc.
Secured by vehicle, 8.42%, principal and interest of $4,076 due monthly through July 1, 2019, paid off in December 2017	-	103,276
Secured by vehicle, 4.36%, principal and interest of $1,558 due monthly through February 20, 2018	-	16,768
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	15,045	39,455
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	19,612	25,790
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	17,573	26,310
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	32,216	39,025
Lee’s Autors, Inc.
Secured by vehicle, 0.9%, principal and interest of $832 due monthly through July 22, 2017	-	3,321
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	34,112	42,684
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	68,047	87,687

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	17,516	-
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	33,517	-
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	31,621	-
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	27,924	-
Total Notes Payable	$366,298	$641,954
Current notes payable	(135,203)	(262,578)
Long-term notes payable, net of current maturities	$231,095	$379,376

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending December 31,
2018	$135,203
2019	99,880
2020	83,895
2021	40,649
2022	6,671
Total	$366,298

13. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	March 31,	March 31,
	2018	2017
Capital lease obligations:
Current	$55,634	$56,847
Long-term	70,724	77,694
Total obligations	$126,358	$134,541

Interest expense on capital lease obligations for the years ended March 31, 2018 and 2017 amounted to $8,801 and $2,045, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending March 31,
2019	$65,190
2020	46,826
2021	22,138
2022	1,999
Total minimum lease payments	136,153
Less: Amount representing interest	(9,795)
Total	$126,358

14. Segment Reporting

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

The following table presents summary information by segment for the years ended March 31, 2018 and 2017, respectively:

	Year ended March 31, 2018
	Wholesale	Retail	Total

Net sales	$27,279,659	$109,408,868	$136,688,527
Cost of sales	20,071,865	80,047,600	100,119,465
Retail occupancy costs	-	7,575,479	7,575,479
Gross profit	$7,207,794	$21,785,789	$28,993,583

Interest expense, net	$(26,255)	$(790,972)	$(817,227)
Depreciation and amortization	$249,180	$1,796,504	$2,045,684
Capital expenditure	$60,712	$4,032,325	$4,093,037
Segment income before income tax provision	$890,643	$(1,784,122)	$(893,478)
Income tax provision (benefit)	$344,340	$446,525)	$(102,185)
Segment assets	$11,794,456	$37,147,276	$48,941,732

	Year ended March 31, 2017
	Wholesale	Retail	Total

Net sales	$24,096,957	$106,779,803	$130,876,760
Cost of sales	18,698,776	77,073,922	95,772,698
Retail occupancy costs	-	7,219,860	7,219,860
Gross profit	$5,398,181	$22,486,021	$27,884,202

Interest expense, net	$(150,376)	$(153,518)	$(303,894)
Depreciation and amortization	$235,098	$1,505,902	$1,741,000
Capital expenditure	$357,347	$6,733,627	$7,090,974
Segment income before income tax provision	$761,900	$2,091,156	$2,853,056
Income tax provision	$388,863	$1,267,471	$1,656,334
Segment assets	$10,179,969	$35,834,995	$46,014,964

15. Income Taxes

iFresh is a Delaware holding company that is subject to the U.S. income tax.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $486,730 and $788,039 as of March 31, 2018 and 2017.

The Company has approximately $2,429,079and $2,318,000 of US NOL carry forward of which approximately $2,317,760 and $2,318,000 are SRLY NOL as of March 31, 2018 and March 31, 2017, respectively. For income tax purpose, those NOLs will expire in the year 2031 through 2035.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the year ended
	March 31,
	2018	2017
Current:
Federal	$-	$1,230,772
State	124,849	591,783
	124,849	1,822,555
Deferred:
Federal	(71,093)	(162,976)
State	(155,941)	(3,245)
	(227,034)	(166,221)

Total	$(102,185)	$1,656,334

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Years ended March 31,
	2018	2017
Expected tax at U.S. statutory income tax rate	31%	34%
State and local income taxes, net of federal income tax effect	7%	14%
Other non-deductible fees and expenses	(19%)	1%
Impact of change of federal income tax rate on deferred tax	(4%)	-
Other	(4%)	3%

Effective tax rate	11%	52%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	March 31,	March 31,
	2018	2017
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$68,124	$123,260
Sec 263A Inventory Cap	189,100	215,248
Deferred rent	1,983,213	2,467,259
Depreciation and amortization	(1,971,247)	(2,718,968)
Net operating losses	531,372	788,039
Valuation allowance	(486,730)	(788,039)
Net Deferred Tax Assets	$313,832	$86,799

16. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the year ended March 31, 2018 and 2017 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of March 31, 2018 and 2017 were included in advances and receivables – related parties (see Note 7).

Year ended March 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$62,357	$29,793	$2,188,562
Pacific Supermarkets Inc.	89,116	32,913	3,442,263
NY Mart MD Inc.	64,053	10,501	3,588,064
El Monte	21,751	3,400	134,870
iFresh Harwin Inc	4,240	3,405	163, 507
Spring Farm Inc.	-	-	12,131
Spicy Bubbles, Inc.	-	-	95,418
Tampa Seafood	4,050		6,703
Pine Court Chinese Bistro	-	-	182,248
	$245,567	$80,012	$9,813,766

Year ended March 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$46,170	$31,289	$2,832,018
Pacific Supermarkets Inc.	57,669	34,230	3,201,198
NY Mart MD Inc.	45,647	-	2,634,650
Spring Farm Inc.	-	-	6,114
Spicy Bubbles, Inc.	-	-	102,580
NYM Milford, LLC			100,390
Pine Court Chinese Bistro	-	-	173,603
	149,486	$65,519	$9,050,553

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $1,208,000 and $698,000 for the year ended on March 31, 2018 and 2017.

17. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 9 years as of March 31, 2018.

Rent expense charged to operations under operating leases in the year ended March 31, 2018 and 2017 amounted to $8,519,190 and $7,933,525, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at March 31, 2018 are as follows:

	Non-related parties	Related party	Total
2019	$7,145,101	$1,273,051	$8,418,152
2020	7,414,529	1,586,133	9,000,662
2021	7,472,106	1,598,213	9,070,319
2022	7,213,766	1,649,721	8,863,487
2023	7,346,811	1,669,036	9,015,848
Thereafter	51,905,771	11,412,833	63,318,604
Total payments	$88,498,084	$19,188,987	$107,687,071

18. Contingent Liability

The Company is exposed to claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that the Company believes best serves the interests of its stakeholders. These matters have not resulted in any material losses to date.

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

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

The landlord refused to either perform structural repairs or to cooperate on the permitting. As a result, as of April 2015, Ming began withholding rent, since Ming was barred from using the Property by order of the ISD. The landlord then sued Ming for breach of the Lease and unpaid rent, and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to perform structural repairs under the Lease.

The case was tried before a jury in August 2017. The jury awarded Ming judgment against the landlord in the amount of $795,000, plus continuing damages of $2,250 per month until the structural repairs are completed. The court found that the landlord’s actions violated the Massachusetts unfair and deceptive acts and practices statute and therefore doubled the amount of damages to $1,590,000 and further ruled that Ming should also recover costs and attorneys’ fees of approximately $250,000. The result is a judgment in favor of Ming and against the landlord that will total approximately $1.85 million. The judgment requires the landlord to repair the premises and obtain an occupancy permit. The landlord is responsible to Ming for damages in the amount of $2,250 per month until an occupancy permit is issued. The judgment also accrues interest at the rate of 12% per year until paid.

The landlord filed a Notice of Appeal, which will delay ultimate resolution of this matter for potentially one year or more. Ming has filed a lien against the landlord’s real estate as security for the judgment.

On May 31, 2018, the ISD issued an occupancy permit, triggering Ming’s requirement to resume regular rental payments. Ming paid rent for June 2018 to the landlord.

No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

SKKR Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

A lawsuit has been filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”), by SKKR Trading, LLC (“Plaintiff”) for breach of contract and failure to pay. The plaintiff is seeking from NYMG and New Sunshine for principal damages the amount of $116,878 for the total amount of invoices allegedly past due, a penalty of $256,000, and attorney’s fees estimated to be $80,000 to $90,000.

The Plaintiff claimed that NYMG and New Sunshine failed to pay for an order of shrimp. NYMG and New Sunshine have raised various defenses, most of which center on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive, or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, who was a completely separate entity than NYMG or New Sunshine.

The case went to trial on March 12 to 15, 2017. On April 17, 2017, the Count ruled in favor of Plaintiff and against NYMG and New Sunshine in the amount of $385,492. NYMG hired a new law firm to appeal the case. The appeal process will take approximately 1 year. During the appeal, NYMG will not be required to pay the amount under the Final Judgment. While discovery is ongoing and no guaranties or predictions can be made at this time as to ultimate outcome, the Company and its attorney believe a fair estimate of the chance the Company will prevail on the appeal of the Final Judgment is approximately 50%.

Most recently, on August 11, 2017, approximately $196,000 in funds held in one of New York Mart’s bank accounts at TD Bank was ordered by the Court to be frozen until the appeal has been concluded, after Plaintiff tried to seize these funds to enforce the aforementioned judgement.

Once the appeal is concluded, the ownership of the $196,000 will be determined. SKKR is not permitted to take any other action to enforce the judgment, including attempting to seize any other funds in the TD Bank accounts, any other funds, or any assets owned by NYM. Accordingly, NYM is able to continue to use all bank accounts at TD Bank (with the exception of the frozen $196,000 which has been set aside) without the threat of those accounts being seized by SKKR.

The principal shareholder of the Company, Mr. Long Deng, made a personal pledge to pay for the entire amount of the damage if the appeal is ruled against NYMG. The Company did not accrue any of this potential liability.

Jendo Ermi, LP v iFresh Inc.; iFresh Inc. v. Jendo Ermi LP

On October 20, 2017, Jendo Ermi, LP filed an unlawful detainer action against iFresh, Inc. (Los Angeles Superior Court Case No.: KC069728). The case involved a dispute over property leased to iFresh, Inc. to operate a grocery store in El Monte, California. Jendo Ermi, LP claimed that iFresh, Inc. had not properly paid rents as required by the lease. On March 29, 2018, the court entered judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the preliminary amount of $309,009, with the final amount to be determined by the court. On April 23, 2018, iFresh filed a Notice of Appeal of the judgment. On April 26, 2018, the court entered an amended judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the amount of $952,691.56, with attorneys’ fees and costs to be determined by the court.

On November 27, 2017, iFresh, Inc. filed a complaint against Jendo Ermi, LP for, among other things, fraud and breach of contract associated with the lease (Los Angeles Superior Court Case No.: BC684617). iFresh, Inc. alleged that Jendo Ermi (1) overstated the square footage of the property to obtain higher rents; (2) failed to provide certain furniture, fixtures, and equipment (FF&E) valued at approximately $300,000 that were promised under the lease; and (3) failed to disclose that parts of the building were not habitable.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,038.73 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. New York Mart El Monte, Inc., a third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo shall file an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on or around September 17, 2018.

19. Subsequent Event

For purpose of preparing these consolidated financial statements, the Company considered events through June 30, 2018, which is the date the consolidated financial statements were available for issuance.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,038.73 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. New York Mart El Monte, Inc., a third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo shall file an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on or around September 17, 2018.

There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

