Form 10-K/A
period 2018-03-31
iFresh Inc
filed 2018-07-03
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Form 10-K”), which the Registrant filed with the Securities and Exchange Commission on June 29, 2018. This amendment is being filed solely to include Exhibit 23.1 to the Form 10-K/A, which inadvertently omitted in the original filing of the Form 10-K.

This Amendment does not affect any other parts of or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as described above, no other portion of the Form 10-K for the fiscal year ended March 31, 2018 is amended hereby and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the Registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

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

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits

Exhibit No.	Description
2.1	Merger Agreement(1)
3.1	Amended and Restated Certificate of Incorporation of iFresh Inc(2)
3.2	Amended and Restated Bylaws of iFresh Inc. (2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Right Certificate(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and E-Compass(3)
10.1	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the E-Compass’s Initial Shareholders.(3)
10.2	Registration Rights Agreement between the Company and certain security holders of E-Compass.(3)
10.3	Form of Option Agreement(4)
10.4	Form of Voting Agreement(5)
10.5	Form of Registration Rights Agreement(6)
10.6	Credit Agreement with KeyBank National Association dated December 23, 2016+
10.7	Revolving Note with KeyBank National Association dated December 23, 2016+
10.8	Effective Date Term Note with Key Bank National Association dated December 23, 2016+
10.9	Delayed Draw Term Note with Key Bank National Association dated May 9, 2018+
16.1	Letter of UHY. dated April 1, 2016(7)
23.1	Consent of Friedman LLP, an independent registered public accounting firm.*
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Form of Audit Committee Charter.(6)
99.2	Form of Nominating Committee Charter.(6)
99.3	Form of Compensation Committee Charter.(6)

*	Filed herewith.
+	Filed previously.

(1)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated July 25, 2016.
(2)	Incorporated by reference to iFresh’s Registration Statement on S-4/A dated December 9, 2016.
(3)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated August 12, 2015.
(4)	Incorporated by reference to Annex B to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(5)	Incorporated by reference to Annex C to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(6)	Incorporated by reference to E-Compass’s Registration Statement on S-1/A on July 24, 2015.
(7)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated April 1, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 3, 2018	By:	/s/ Long Deng
By: Long Deng
Title: Chief Executive Officer and Chairman

2