Form 10-Q
period 2018-06-30
iFresh Inc
filed 2018-08-14
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 14, 2018, 14,283,497 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$558,238	$640,915
Accounts receivable, net	4,546,717	4,903,340
Inventories, net	11,856,264	10,905,484
Prepaid expenses and other current assets	1,998,903	1,925,893
Total current assets	18,960,122	18,375,632
Advances to related parties	9,052,024	10,019,688
Property and equipment, net	20,236,995	17,818,805
Intangible assets, net	1,133,336	1,166,669
Security deposits	1,264,491	1,247,106
Deferred income taxes	-	313,832
Total assets	$50,646,968	$48,941,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,407,816	15,561,956
Deferred revenue	378,939	326,459
Borrowings against lines of credit, current,net	22,368,861	17,044,486
Notes payable, current	125,076	135,203
Capital lease obligations, current	123,847	55,634
Accrued expenses	1,376,559	873,949
Taxes payable	179,117	1,606,504
Other payables, current	1,074,165	1,172,360
Total current liabilities	40,034,380	36,776,551
Notes payable, non-current	205,772	231,095
Capital lease obligations, non-current	362,826	70,724
Deferred rent	6,378,176	6,319,386
Other payables, non-current	77,000	78,500
Total liabilities	47,058,154	43,476,256

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 14,220,548 shares issued and outstanding as of June 30, 2018 and March 31, 2018	1,422	1,422
Additional paid-in capital	9,428,093	9,428,093
Accumulated deficit	(5,840,701)	(3,964,039)
Total shareholders’ equity	3,588,814	5,465,476
Total liabilities and shareholders’ equity	$50,646,968	48,941,732

See accompanying notes to consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	June 30	June 30
	2018	2017

Net sales	$29,671,823	$30,127,855
Net sales-related parties	1,416,318	2,400,671
Total net sales	31,088,141	32,528,526
Cost of sales	21,602,917	21,702,740
Cost of sales-related parties	1,228,404	1,991,930
Retail occupancy costs	1,831,074	1,942,842
Gross profit	6,425,746	6,891,014

Selling, general and administrative expenses	8,075,441	7,531,069
Income (Loss) from operations	(1,649,695)	(640,055)
Interest expense, net	(245,703)	(167,670)
Other income	332,569	201,905
Income(Loss) before income taxes	(1,562,829)	(605,820)
Income tax provision (benefit)	313,833	(290,910)
Net income (Loss)	$(1,876,662)	$(314,910)

Net income (loss) per share:
Basic	$(0.13)	$(0.02)
Diluted	$(0.13)	$(0.02)
Weighted average shares outstanding:
Basic	14,220,548	14,116,589
Diluted	14,220,548	14,116,589

See accompanying notes to consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	June 30	June 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(1,876,662)	$(314,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	459,945	403,061
Amortization expense	90,364	78,958
Share based compensation	297,529	267,400
Deferred income taxes	313,832	(290,755)
Changes in operating assets and liabilities:
Accounts receivable	356,623	(255,227)
Inventories	(950,780)	(1,287,743)
Prepaid expenses and other current assets	(73,010)	(165,033)
Security deposits	(17,385)	(60,031)
Accounts payable	(1,154,137)	394,849
Deferred revenue	52,480	650
Accrued expenses	502,610	82,481
Taxes payable	(1,427,387)	-
Deferred rent	58,790	163,299
Other liabilities	(99,697)	129,584
Net cash provided by (used in) operating activities	(3,466,885)	(853,416)
Cash flows from investing activities
Cash advances to related parties	(4,120,244)	(323,228)
Cash received from repayment of related party receivable	4,790,380	-
Acquisition of property and equipment	(2,478,796)	(760,922)
Net cash used in investing activities	(1,808,660)	(1,084,150)
Cash flows from financing activities
Borrowings against Term loan	3,950,000	-
Borrowings against lines of credit	1,750,000	1,000,000
Repayments on term loan	(432,656)	-
Repayments on lines of credit borrowings	-	(320,990)
Repayments on notes payable	(35,450)	(65,887)
Payments on capital lease obligations	(39,026)	(13,962)
Net cash used in financing activities	5,192,868	599,161
Net increase (decrease) in cash and cash equivalents	(82,677)	(1,338,405)
Cash and cash equivalents at beginning of the year	640,915	2,550,819
Cash and cash equivalents at the end of the year	$558,238	$1,212,414
Supplemental disclosure of cash flow information
Cash paid for interest	$235,590	$120,446
Cash paid for income taxes	$1,424,387	$-

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$597,246	$137,443
Stock issued for business acquisition	$645,500	$-

See accompanying notes to consolidated financial statements

iFRESH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

iFresh (herein referred to collectively with its subsidiaries as the “Company”) is an Asian/Chinese supermarket chain with multiple retail locations and its own distribution operations, currently all located along the East Coast of the United States. The Company offers seafood, vegetables, meat, fruit, frozen goods, groceries, and bakery products through its retail stores.

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the three months ended June 30, 2018 and for the fiscal year 2018. The Company had negative working capital of $21.1 million and $18.4 million as of June 20, 2018 and March 31, 2018, respectively. The Company did not meet the financial covenant required in the credit agreement with KeyBank National Association (“KeyBank”) as of June 30, 2018 and March 31, 2018. As of June 30, 2018, the Company has outstanding loan facilities of approximately $22.3 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of June 30, 2018, the Company also has $9.1 million of advances and receivable from related parties that the Company intends to collect or use to offset potential future acquisitions. The Company also plans to issue additional stock in lieu of cash as part of potential future acquisitions and plan to raise additional capital through sales of Company stock if necessary.

Although the Company has been repaying the KeyBank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693 as of March 31, 2018, which resulted in the IRS imposing a tax lien on the Company on June 11, 2018 in the amount of $1,236,831.08. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. By July 30, 2018, the IRS tax lien had been released. Due to the Company’s failure to timely pay federal taxes and the IRS’s imposition of a tax lien, the Company was in default under the Credit Agreement as of March 31, 2018. In addition, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of June 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. KeyBank has notified the Company that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. KeyBank has not yet acted to accelerate payment of the facility.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive, and other factors beyond its control. These conditions raise substantial doubt as to the Company’s ability to remain a going concern.

3. Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the financial statements of iFresh and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim financial information as of June 30, 2018 and for the three months ended June 30, 2018 and 2017 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2018.

The Company has two reportable and operating segments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results.

4. Summary of Significant Accounting Policies

Significant Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include, but are not limited to: allowance for estimated uncollectible receivables, inventory valuations, allowance for deferred tax assets, lease assumptions, impairment of long-lived assets, impairment of intangible assets, and income taxes. Actual results could differ from those estimates.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both June 30, 2018 and March 31, 2018. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

Deferred financing costs

The Company presents deferred financing costs as a reduction of the carrying amount of the debt rather than as an asset. Deferred financing costs are amortized over the term of the related debt using the effective interest method and reported as interest expense in the condensed consolidated financial statements.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of June 30, 2018 and March 31, 2018, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Revenue Recognition

In accordance with Topic 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or delivery is made to our wholesale customers. Payment terms are established for our wholesale customers based on the Company’s pre-established credit requirements. Payment terms vary depending on the customer. Based on the nature of receivables no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2018. For the three month’s ended June 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Grocery	$12,462,416	$12,477,871
Perishable goods	18,625,725	20,050,655
Total	$31,088,141	$32,528,526

Business combination involves entities under common control

The Company accounted for business acquisitions involving entities under common control under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition. In additional, these transactions comply with the requirement in ASC 805-50-45-1 through 45-5 whereby the financial statements of the receiving entity report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.

Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheets for fiscal year ended March 31, 2018, to reclassify the long-term portion of bank loan of $15,740,733 to a short term loan due to the fact that the Company was not in compliance with the loan covenant as of March 31, 2018. This change in classification does not affect the previously reported total liability of the Company as of March 31, 2018.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures. In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal 2019. The adoption of this ASU does not a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	June 30,	March 31,
	2018	2018
Customer purchases	$4,322,177	$4,643,922
Credit card receivables	313,475	332,136
Food stamps	75,018	101,105
Others	40,815	30,945
Total accounts receivable	4,751,485	5,108,108
Allowance for bad debt	(204,768)	(204,768)
Accounts receivable, net	$4,546,717	$4,903,340

6. Inventories

A summary of inventories, net is as follows:

	June 30,	March 31,
	2018	2018
Non-perishables	$9,772,698	$9,206,442
Perishables	2,167,081	1,798,970
Inventories	11,939,779	11,005,412
Allowance for slow moving or defective inventories	(83,515)	(99,928)
Inventories, net	$11,856,264	$10,905,484

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	June 30,	March 31,
Entities	2018	2018
New York Mart, Inc.	$-	$838,096
Pacific Supermarkets Inc.	1,070,296	1,151,338
NY Mart MD Inc.	3,617,777	3,709,493
iFresh Harwin Inc	596,168	557,262
Advances - related parties	$5,284,241	$6,256,189

New York Mart, Inc.	794,782	1,021,572
Pacific Supermarkets Inc.	277,526	210,450
NY Mart MD Inc.	2,435,473	2,290,197
iFresh Harwin Inc	260,002	241,280
Receivables – related parties	3,767,783	3,763,499
Total advances and receivables – related parties	$9,052,024	$10,019,688

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

8. Property and Equipment

	June 30,	March 31,
	2018	2018
Furniture, fixtures and equipment	$19,207,064	$17,190,356
Automobiles	2,157,240	2,125,874
Leasehold improvements	8,061,556	7,234,484
Software	8,432	6,735
Total property and equipment	29,434,292	26,557,449
Accumulated depreciation and amortization	(9,197,297)	(8,738,644)
Property and equipment, net	$20,236,995	$17,818,805

Depreciation expense for the three months ended June 30, 2018 and 2017 was $459,945 and $403,061, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at June 30,
	2018	Additions	2018
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,333,331)	$(33,333)	$(1,366,664)
Intangible assets, net	$1,166,669	$(33,333)	$1,133,336

Amortization expense was $33,333 and $33,333 for the three months ended June 30, 2018 and 2017, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending June 30,
2019	$133,333
2020	133,333
2021	133,333
2022	133,333
2023	133,333
Thereafter	466,671
Total	$1,133,336

10. Debt

A summary of the Company’s debt is as follows:

	June 30,	March 31,
	2018	2018
Revolving Line of Credit- KeyBank National Association	$4,950,000	3,200,000
Delayed Term Loan- KeyBank National Association	4,870,833	997,500
Term Loan-KeyBank National Association	13,186,778	13,531,361
Less: Deferred financing cost	(638,750)	(684,375)
Total (a)	22,368,861	17,044,486

(a)	Due to the fact that the Company is not in compliance with the financial covenants of the KeyBank loans, the loan balance due after one year from balance sheet date has been reclassified as short term liability.

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM Holding, Inc. (“NYM”), as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of June 30, 2018.

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

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding date, which is no later than December 23, 2021. The $5 million Delayed Draw Term Loan has been fully made to acquire iFresh E. Colonial, Inc. and support the Company’s daily operations.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows, assuming KeyBank does not act to accelerate payment under this credit facility:

Year Ending June 30
2019	$1,516,772
2020	1,728,543
2021	1,767,551
2022	17,355,995

Total	$22,368,861

Although the Company has been repaying the KeyBank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in a tax lien being imposed upon the Company by the IRS on June 11, 2018 in the amount of $1,236,831. Although the Company had fully paid the tax liabilities in June 2018, due to the Company’s failure to timely pay federal taxes and the IRS’s imposition of a tax lien, the Company was in default under the Credit Agreement as of March 31, 2018.

In addition, the financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio less than 3.00 to 1.00 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of June 30, 2018 and March 31, 2018, the Company’s senior funded debt to EBITDA ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

11. Notes Payable

Notes payables consist of the following:

	June 30,	March 31,
	2018	2018
Hitachi Capital America Corp.
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10,2019	18,975	25,083
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	26,103	28,498
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	13,653	15,535
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	8,672	15,045
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	17,965	19,612
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	15,394	17,573
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	30,566	32,216
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	30,913	34,112
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	64,869	68,047

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	16,432	17,516
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	31,620	33,517
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	29,723	31,621
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	25,963	27,924
Total Notes Payable	$330,848	$366,298
Current notes payable	(125,076)	(135,203)
Long-term notes payable, net of current maturities	$205,772	$231,095

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending June 30,
2018	$125,077
2019	96,513
2020	80,265
2021	27,729
2022	1,264
Total	$330,848

12. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	June 30,	March 31,
	2018	2018
Capital lease obligations:
Current	$123,847	$55,634
Long-term	362,826	70,724
Total obligations	$486,673	$126,358

Interest expense on capital lease obligations for the three months ended June 30, 2018 and 2017 amounted to $11,514 and $1,539, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending June 30,
2019	$157,456
2020	137,162
2021	112,459
2022	95,811
2023	70,317
Total minimum lease payments	573,205
Less: Amount representing interest	(86,532)
Total	$486,673

13. Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operation results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has two operating segments as defined by ASC 280, consisting of wholesale and retail operations.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the three months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30, 2018
	Wholesale	Retail	Total

Net sales	$5,188,545	$25,899,596	$31,088,141
Cost of sales	3,831,897	18,999,424	22,831,321
Retail occupancy costs	-	1,831,074	1,831,074
Gross profit	$1,356,648	$5,069,098	$6,425,746

Interest expense, net	$(3,393)	$(242,310)	$(245,703)
Depreciation and amortization	$59,084	$491,225	$550,309
Capital expenditures	$18,313	$3,057,729	$3,076,042
Segment income (loss) before income tax provision (benefit)	$156,539	$(1,719,368)	$(1,562,829)
Income tax provision (benefit)	$43,831	$270,002	$313,833
Segment assets	$11,817,248	$38,829,721	$50,646,969

	Three months ended June 30, 2017
	Wholesale	Retail	Total

Net sales	$6,169,107	$26,359,419	$32,528,526
Cost of sales	4,794,888	18,899,782	23,694,670
Retail occupancy costs	-	1,942,842	1,942,842
Gross profit	$1,374,219	$5,516,795	$6,891,014

Interest expense, net	$(9,344)	$(158,326)	$(167,670)
Depreciation and amortization	$67,805	$414,214	$482,019
Capital expenditures	$13,026	$885,339	$898,365
Segment income (loss) before income tax provision (benefit)	$160,187	$(766,007)	$(605,820)
Income tax provision (benefit)	$83,297	$(374,207)	$(290,910)
Segment assets	$10,874,119	$36,646,429	$47,520,548

14. Income Taxes

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

The Company has approximately $3,991,908 and $2,429,079 of US NOL carry forward as of June 30, 2018 and March 31, 2018, respectively. For income tax purpose, those NOLs will expire in the year 2031 through 2036.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance is established for deferred tax assets. The valuation allowance for deferred tax assets was $1,393,934 and $486,730 as of June 30, 2018 and March 31, 2018.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the three months ended
	June 30
	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	235,375	(187,542)
State	78,458	(103,368)
	313,833	(290,910)

Total	$313,833	$(290,910)

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Three months ended June 30,
	2018	2017
Expected tax at U.S. statutory income tax rate	21%	34%
State and local income taxes, net of federal income tax effect	14%	14%
Other non-deductible fees and expenses	3%	1%
Change of deferred tax reserve	(58%)	-
Other	-	-1%
Effective tax rate	(20%)	48%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	June 30,	March 31,
	2018	2018
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$65,869	$68,124
Sec 263A Inventory Cap	166,673	189,100
Deferred rent	1,949,497	1,983,213
Depreciation and amortization	(1,757,068)	(1,971,247)
Net operating losses	968,963	531,372
Valuation allowance	(1,393,934)	(486,730)
Net Deferred Tax Assets	$-	$313,832

15. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the three months ended June 30, 2018 and 2017 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of June 30, 2018 and March 31, 2018 were included in advances and receivables – related parties (see Note 7).

Three months ended June 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$3,780	$193,741
Pacific Supermarkets Inc.	28,057	5,770	660,284
NY Mart MD Inc.	18,761	880	526,734
El Monte	4,944	1,600	-
iFresh Harwin Inc	2,279	2,600	9,677
Spring Farm Inc.	-	-	1,358
Spicy Bubbles, Inc.	-	-	-
Tampa Seafood	550		-
Pine Court Chinese Bistro	-	-	24,524
	$66,242	$14,630	$1,416,318

Three months ended June 30, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$13,629	$8,427	$525,023
Pacific Supermarkets Inc.	20,373	9,207	917,624
NY Mart MD Inc.	13,602	3,010	878,714
Spring Farm Inc.	-	-	1,192
Spicy Bubbles, Inc.	-	-	26,356
Pine Court Chinese Bistro	-	-	51,762
	47,604	$20,644	$2,400,671

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $292,460 and $177,000 for the three months ended on June 30, 2018 and 2017.

16. Operating Lease Commitments

The Company’s leases include stores, offices, and warehouse buildings. These leases have an average remaining lease term of approximately 9 years as of June 30, 2018.

Rent expense charged to operations under operating leases in the three months ended on June 30, 2018 and 2017 amounted to $1,831,074 and $1,942,843, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at June 30, 2018 are as follows:

	Non-related parties	Related party	Total
2019	$7,244,729	$1,388,265	$8,632,994
2020	7,460,411	1,589,349	9,049,760
2021	7,382,824	1,605,252	8,988,076
2022	7,239,113	1,660,585	8,899,698
2023	7,175,770	1,672,540	8,848,310
Thereafter	50,282,264	10,992,362	61,274,626
Total payments	$86,785,111	$18,908,353	$105,693,464

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

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

Ming’s Supermarket, Inc. (“Ming”), a subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining to run if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

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

While the Lease provides that the elevator (approximate cost $400,000) and glass repairs (approximate cost $30,000) are the responsibility of the tenant, the structural repairs (approximate cost $500,000) are the landlord’s responsibility under the Lease, unless the structural damage was caused by the tenant’s misuse of the Property. In this regard Ming retained an expert who concluded the structural damage to the building was caused by long-term water infiltration and was not the result of anything Ming did. Ming initially sought for the landlord to perform the structural repairs and agreed that upon completion of those repairs, Ming would repair the elevator and the broken glass. In addition, Ming asked the landlord to cooperate in permitting use of the Property as a warehouse.

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

The case was tried before a jury in August 2017. The jury awarded Ming judgment against the landlord in the amount of $795,000, plus continuing damages of $2,250 per month until the structural repairs were completed. The court found that the landlord’s actions violated the Massachusetts unfair and deceptive acts and practices statute and therefore doubled the amount of damages to $1,590,000 and further ruled that Ming should also recover costs and attorneys’ fees of approximately $250,000. The judgment required the landlord to repair the premises and obtain an occupancy permit. The landlord was responsible to Ming for damages in the amount of $2,250 per month until an occupancy permit was is issued. The judgment also accrues interest at the rate of 12% per year until paid.

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

SKK R Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

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

Jendo Ermi, LP v iFresh Inc.; iFresh Inc. v. Jendo Ermi LP

On October 20, 2017, Jendo Ermi, LP filed an unlawful detainer action against iFresh, Inc. (Los Angeles Superior Court Case No.: KC069728). The case involved a dispute over property leased to iFresh, Inc. to operate a grocery store in El Monte, California. Jendo Ermi, LP claimed that iFresh, Inc. had not properly paid rents as required by the lease. On March 29, 2018, the court entered judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the preliminary amount of $309,009, with the final amount to be determined by the court. On April 23, 2018, iFresh filed a Notice of Appeal of the judgment. On April 26, 2018, the court entered an amended judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the amount of $952,692, with attorneys’ fees and costs to be determined by the court.

On August 27, 2017, iFresh, Inc. filed a complaint against Jendo Ermi, LP for, among other things, fraud and breach of contract associated with the lease (Los Angeles Superior Court Case No.: BC684617). iFresh, Inc. alleged that Jendo Ermi (1) overstated the square footage of the property to obtain higher rents; (2) failed to provide certain furniture, fixtures, and equipment (FF&E) valued at approximately $300,000 that were promised under the lease; and (3) failed to disclose that parts of the building were not habitable.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,039 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. A third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo shall file an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on or around September 17, 2018.

18. Subsequent Event

For purpose of preparing these condensed consolidated financial statements, the Company considered events through August 14, 2018, which is the date the condensed consolidated financial statements were available for issuance.

There were no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we,” “us,” “our,” “iFresh” or the “Company” are to iFresh Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc. (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is an Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customers’ unique consumption habits. iFresh currently has eight retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,920,500 sales transactions in its stores in the fiscal year ended March 31, 2018. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long-term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

Outlook

iFresh’s net sales were $31.1 million and $32.5 million for the three months ended June 30, 2018 and 2017, respectively. In terms of sales by category, Perishables constituted approximately 59.9% of the total sales for the three months ended June 30, 2018. iFresh’s net loss was $1.8 million for the three months ended June 30, 2018, a decrease of $1.6 million, or 496%, from $315,000 of net loss for the three months ended June 30, 2018. Adjusted EBITDA was ($824,000) for the three months ended June 30, 2018, a decrease of $0.8 million, or 1,978%, from $43,000 for the three months ended June 30, 2017.

Factors Affecting iFresh’s Operating Results

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 31, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year) in January or February.

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

Competition

Competitors opened two new stores in Brooklyn’s Chinatown in early 2016, which negatively impacted the sales of iFresh’s two stores located in the area for the year ended March 31, 2017. iFresh’s management believes that this impact is temporary and expects sales to rebound because the competitors are small, owner-operated stores and therefore lack iFresh’s sophisticated procurement process.

Payroll

Minimum wage rates in some states increased in 2016. For example, the minimum wage went from $10 to $11 per hour in Massachusetts. Payroll and related expenses increased by $1.3 million, or 10% for the year ended March 31, 2018 as compared to the same period of last year as a result of increase of headcount and addition of its business operation and financial reporting department in anticipation of becoming a public company. iFresh plans to implement systems in the future to improve operating efficiency and reduce labor costs.

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

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operations and operating results. As of June 30, 2018, three iFresh stores are under renovation and expected to open by the end of this year. iFresh incurred $737,000 in expenses for these three stores for the year ended March 31, 2018. Because these stores are being renovated, they have not yet generated any sales.

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit, and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores.

How to Assess iFresh’s Performance

In assessing performance, iFresh’s management considers a variety of performance and financial measures, including principal growth in net sales, gross profit, and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

iFresh’s net sales comprise gross sales net of coupons and discounts. We do not record sales tax as a component of retail revenues as we considers sales tax a pass-through conduit for collecting and remitting sales taxes.

Gross Profit

iFresh calculates gross profit as net sales less the cost of sales and occupancy costs. Gross margin represents gross profit as a percentage of net sales. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of our competitors. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors.

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. iFresh recognizes vendor allowances and merchandise volume-related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales as the inventory is sold. Shipping and handling for inventories purchased are included in cost of goods sold.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of retail operational expenses, administrative salaries and benefits costs, marketing, advertising and corporate overhead.

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

iFresh’s management defines Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, store opening costs, and non-recurring expenses. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing the Company’s ongoing operating performance. Because Adjusted EBITDA omits non-cash items, iFresh’s management believes that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization, and other non-cash charges and more reflective of other factors that affect its operating performance. iFresh’s management believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the company’s financial measures with other specialty retailers, many of which present similar non-GAAP financial measures to investors.

In July and October 2017, iFresh acquired iFresh Glen Cove Inc. (“Glen Cove”), New York Mart CT, Inc. (“NYM CT”) and New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer. The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby it recognizes assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control. Prior year financial statements were retrospectively adjusted to combine the financial information of these entities as if the acquisitions occurred at the beginning of the period of transfer.

Results of Operations for the three months ended June 30, 2018 and 2017

	For the three months ended June 30		Changes
	2018	2017	$	%
Net sales-third parties	$29,671,823	$30,127,855	$(456,032)	(1.5)%
Net sales-related parties	1,416,318	2,400,671	(984,353)	(41)%
Total Sales	31,088,141	32,528,526	(1,440,385)	(4.4)%
Cost of sales-third parties	21,602,917	21,702,740	(99,823)	(0.5)%
Cost of sales-related parties	1,228,404	1,991,930	(763,526)	(38.3)%
Occupancy costs	1,831,074	1,942,842	(111,769)	(5.8)%
Gross Profit	6,425,746	6,891,014	(465,268)	(6.8)%
Selling, general, and administrative expenses	8,075,441	7,531,069	544,372	7.2%
Income from operations	(1,649,695)	(640,055)	(1,009,640)	157.7%
Interest expense	(245,703)	(167,670)	(78,033)	46.5%
Other income	332,569	201,905	130,664	64.7%
Income before income tax provision	(1,562,829)	(605,820)	(957,009)	158%
Income tax provision (benefit)	313,833	(290,910)	604,743	(208)%
Net income	$(1,876,662)	$(314,910)	$(1,561,752)	496%
Net income attributable to common shareholders	(1,876,662)	$(314,910)	$(1,561,752)	496%

Net Sales

	For the three months ended June 30,		Changes
	2018	2017	$	%
Net sales of retail-third parties	$25,899,596	$26,359,419	$(459,823)	(1.7)%
Net sales of wholesale-third parties	3,772,227	3,768,436	3,791	0%
Net sales of wholesale-related parties	1,416,318	2,400,671	(984,353)	(41)%
Total Net Sales	$31,088,141	$32,528,526	$(1,440,385)	(4.4)%

iFresh’s net sales were $31.1 million for the three months ended June 30, 2018, a decrease of $1.4 million, or 4.4%, from $ 32.5 million for the three months ended June 30, 2017.

Net retail sales to third parties decreased by $0.5 million, or 1.7%, from $26.4 million for the three months ended June 30, 2017, to $25.9 million for the three months ended June 30, 2018. The decrease resulted mainly from our Quincy, Massachusetts store. A new Asian supermarket opened near our Quincy store, and our store is partially under renovation. Due in part to the increased competition, sales from our Quincy store decreased by $1.1 million. Sales from other stores increased by $0.6 million mainly due to the opening of our new store in Orlando, Florida in September 2017. Our total net wholesale sales decreased by $1.0 million from $6.2 million for the three months ended June 30, 2017 to $5.2 million for the year ended March 31, 2018, which was attributable to decreases in sales to related parties. This summer, our stores purchased fruit and vegetables from local farmers to supply more fresh goods to our customers. We expect the decrease is seasonal and sales will increase in the next quarter.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the three months ended June 30,		Changes
	2018	2017	$	%
Cost of sales	$18,999,424	$18,899,782	$99,642	0.5%
Occupancy costs	1,831,074	1,942,842	(111,768)	(5.8)%
Gross profit	5,069,098	5,516,795	(447,697)	(8.1)%
Gross margin	19.6%	20.9%	-1.3%	-

For the retail segment, cost of sales increased by $100,000, from $18.9 million for the three months ended June 30, 2017, to $19.0 million for the three months ended June 30, 2018. The increase was due to a change in our purchasing policy for stores outside of the New York area. To provide customers with fresh fruit and vegetables, we increased our purchases from local farms instead of purchasing directly from our central warehouse, which increased our cost of sales.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately 5.8%, from $1.9 million for the three months ended June 30, 2017 to $1.8 million for the three months ended June 30, 2018. The decrease was due to our Boston store renovation, which caused the decrease direct store expense.

Gross profit was $5.1 and $5.5 million for the three months ended June 30, 2018 and 2017, respectively. Gross margin was 19.6% and 20.9% for the three months ended June 30, 2018 and 2017, respectively. The gross profit decreased due to decreased sales as well as the increased cost of sales discussed above.

Wholesale Segment	For the three months ended June 30,		Changes
	2018	2017	$	%
Cost of sales	$3,831,897	$4,794,888	$(962,991)	20.1%
Gross profit	1,356,648	1,374,219	(17,571)	1.3%
Gross margin	26.1%	22.3%	3.8%	-

For our wholesale segment, the cost of sales decreased by $1.0 million, or 20% from $4.8 million in 2017 to $3.8 million in 2018. The increase is consistent with the significant decrease of sales from the wholesale segment in 2017.

Gross profit decreased by $17,000, or 1.3%, from $1.37 million in 2017 to $1.36 million in 2018. Gross margin increased by 3.8% from 22.3% to 26.1%. The increase was due to the relative lower proportion of related parties sales to the total wholesale revenue, compared to 2017. Related party wholesale transactions had relatively lower gross profit.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $8.1 million for the three months ended June 30, 2018, an increase of $0.5 million, or 7.2%, compared to $7.5 million for the three months ended June 30, 2017, which was mainly attributable to the accrual of legal expenses of $0.6 million in a lawsuit that we settled after a judgment was entered against us.

Interest Expense

Interest expense was $0.25 million for the three months ended June 30, 2018, an increase of $78,000, or 46.5%, from $167,000 for the three months ended June 30, 2017, primarily attributable to the increased loan balance from KeyBank loan, which was borrowed in this quarter for $5.7 million.

Other income

Other income was $0.3 million for the three months ended June 30, 2018, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $0.1 million, or 64.7%, from $202,000 for the three months ended June 30, primarily attributable to an increase of $0.1 million of management fee income and advertising fee income charged to non-related third-party stores based on sales volume.

Income Taxes Provision

NYM is subject to U.S. federal and state income taxes. Income tax expense was $0.3 million for the three months ended June 30, 2018, a decrease of $0.6 million, or 208%, compared to $291,000 of income tax expense for the three months ended June 30, 2017, which was mainly attributable to the decrease in taxable income. The effective income tax rate was -20% and 48% for the three months ended June 30, 2018 and 2017. The significant increase of income tax expense was due to the reserve made for deferred tax assets. Due to the Company’s continued operating losses, management estimates that the deferred tax assets should be fully reserved.

Net Income (loss)

	For the three months ended June 30,		Changes
	2018	2017	$	%
Net income (loss)	$(1,876,662)	$(314,910)	$(1,561,752)	-496%
Net Profit Margin	-6.04%	-0.97%	-5.07%

Net loss was $1.8 million for the three months ended June 30, 2018, a decrease of $1.5 million, or 496%, from $315,000 of net loss for the three months ended June 30, 2017, mainly attributable to the decreased gross margin and increase of selling, general, and administrative expenses as described above. Net profit margin as a percentage of sales was -6.04% and -0.97% for the three months ended June 30, 2018 and 2017, respectively.

Adjusted EBITDA

	For the three months ended June 30,		Changes
	2018	2017	$	%
Net income	$(1,876,662)	$(314,910)	$(1,561,752)	496%
Interest expenses	245,703	167,670	78,033	47%
Income tax provision	313,833	(290,910)	604,743	-208%
Depreciation	459,945	403,061	56,884	14%
Amortization	33,333	33,333	-	-
Adjusted EBITDA	$(823,848)	$(1,756)	$(822,092)	46816%
Percentage of sales	-2.7%	0%	-2.7%

Loss before income tax, depreciation and amortization of was $0.8 million for the three months ended June 30, 2018, a decrease of $0.8 million, as compared to loss before income tax, depreciation and amortization of $1,756 for the three months ended June 30, 2017, mainly attributable to the decrease of net income resulting from decreased sales, increase of selling, general and administrative expenses and increased income tax expense as described above. The ratio of Adjusted EBITDA to sales was -2.7% and 0% for the three months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018, iFresh had cash and cash equivalents of approximately $0.6 million. iFresh had operating losses in fiscal year 2018 and had negative working capital of $21.1 million and $18.4 million as of June 30, 2018 and March 31, 2018, respectively. Since the Company has not been in compliance with the KeyBank loan covenants, the long term loan of $20.8 million has been reclassified as short term because KeyBank has the option to accelerate payment any time. The Company did not meet the financial covenant required in the credit agreement with KeyBank National Association (“KeyBank”). As of June, 2018, the Company has outstanding loan facilities of approximately $22.4 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of June 30, 2018. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

We have $9 million of advances and receivable from related parties that we intend to collect or acquire, which will be used to offset part of the acquisition consideration for such related parties. We also plan to issue additional stock in lieu of cash as part of the acquisition consideration and plan to raise additional capital through sales of our stock if necessary. We intend to use part of the cash generated from our operations to fund our online sales initiative. Based on the above considerations, iFresh’s management is of the opinion that iFresh has sufficient funds to meet its working capital requirements, capital expenditure, and debt obligations as they become due.

The following table summarizes iFresh’s cash flow data for the three months ended June 30, 2018 and 2017.

	For the three months ended June 30,
	2018	2017
Net cash provided by operating activities	$(3,466,885)	$(853,416)
Net cash used in investing activities	(1,808,660)	(1,084,150)
Net cash provided by (used in) financing activities	5,192,868	599,161
Net (decrease) increase in cash and cash equivalents	$(82,677)	$(1,338,405)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, and loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $3.5 million for the three months ended June 30, 2018, an increase of $2.6 million, or 306%, compared to $853,000 used in operating activities for the three months ended June 30, 2017. The decrease was a result of a decrease of net income of $1.6 million, an increase of $1.7 million from change of working capital mainly resulting from decrease from accounts payable and tax payable.

Investing Activities

Net cash used in investing activities was approximately $1.8 million for the three months ended June 30, 2018, an increase of $0.7 million, compared to $1.1 million used in investing activities for the three months ended June 30, 2017. The increase was primarily attributable to the increase in acquisition of property and equipment of $1.7 million and offset by collection of advances made to related parties of $0.7 million, compared to cash paid for advances to related parties of $0.3 million.

Financing Activities

Net cash provided by financing activities was approximately $5.2 million for the three months ended June 30, 2018, which mainly consisted of net cash flow from borrowing bank loans of $5.7 million, offset by $0.5 million cash paid for loans, notes payable, and capital leases. Net cash provided from financing activities was $599,000 for the three months ended June 30, 2017, which mainly consisted of net cash flow from borrowing bank loans of $1 million, offset by $0.4 million cash paid for notes payable and capital leases.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of June 30, 2018.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of June 30, 2018.

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

The Company has been repaying this facility in accordance with its terms. However, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693 as of March 31, 2018, which resulted in the IRS imposing a tax lien on the Company on June 11, 2018 in the amount of $1,236,831.08. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. By July 30, 2018, the IRS tax lien had been released. Due to the Company’s failure to timely pay federal taxes and the IRS’s imposition of a tax lien, the Company was in default under the Credit Agreement.

Additionally, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of June 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2018:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$22,368,861	$1,516,772	$3,496,094	$17,355,995	—
Estimated interest payments on bank loans	2,025,223	601,066	1,065,202	358,955	—
Notes payable	330,848	125,077	176,778	28,993	—
Capital lease obligations including interest	573,205	157,456	249,621	166,128	—
Operating Lease Obligations(1)	105,693,464	8,632,994	18,037,836	17,748,008	61,274,626
	$130,991,601	$11,033,365	$23,025,531	$35,685,079	$61,274,626

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Revenue Recognition

In accordance with Topic 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or delivery is made to our wholesale customers. Payment terms are established for our wholesale customers based on the Company’s pre-established credit requirements. Payment terms vary depending on the customer. Based on the nature of receivables no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2018. For the three months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

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

iFresh applies the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, iFresh may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes, including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures. In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal year 2019. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, contractual disputes, premises claims, and employment, environmental, health, safety and intellectual property matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against the Company, we do not believe any currently pending legal proceedings to which the Company is a party will have a material adverse effect on the Company’s business, prospects, financial condition, cash flows, or results of operations other than the following:

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

Ming’s Supermarket, Inc. (“Ming”), a subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option and the Lease has approximately 15 years remaining to run if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

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

While the Lease provides that the elevator (approximate cost $400,000) and glass repairs (approximate cost $30,000) are the responsibility of the tenant, the structural repairs (approximate cost $500,000) are the landlord’s responsibility under the Lease, unless the structural damage was caused by the tenant’s misuse of the Property. In this regard Ming retained an expert who concluded the structural damage to the building was caused by long-term water infiltration and was not the result of anything Ming did. Ming initially sought for the landlord to perform the structural repairs and agreed that upon completion of those repairs, Ming would repair the elevator and the broken glass. In addition, Ming asked the landlord to cooperate in permitting use of the Property as a warehouse.

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

The case was tried before a jury in August 2017. The jury awarded Ming judgment against the landlord in the amount of $795,000, plus continuing damages of $2,250 per month until the structural repairs were completed. The court found that the landlord’s actions violated the Massachusetts unfair and deceptive acts and practices statute and therefore doubled the amount of damages to $1,590,000 and further ruled that Ming should also recover costs and attorneys’ fees of approximately $250,000. The judgment required the landlord to repair the premises and obtain an occupancy permit. The landlord was responsible to Ming for damages in the amount of $2,250 per month until an occupancy permit was issued. The judgment also accrues interest at the rate of 12% per year until paid.

The landlord filed a Notice of Appeal, which will delay ultimate resolution of this matter for potentially one year or more. Ming has filed a lien against the landlord’s real estate as security for the judgment.

On May 31, 2018, the ISD issued an occupancy permit, triggering Ming’s requirement to resume regular rental payments. Ming paid rent for June 2018 to the landlord. The total judgment in favor of Ming and against the landlord will total approximately $1.85 million.

No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

SKK R Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

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

The Plaintiff claimed that NYMG and New Sunshine failed to pay for an order of shrimp. NYMG and New Sunshine have raised various defenses, most of which center on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive, or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, who is completely separate from NYMG or New Sunshine.

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

On August 27, 2017, iFresh, Inc. filed a complaint against Jendo Ermi, LP for, among other things, fraud and breach of contract associated with the lease (Los Angeles Superior Court Case No.: BC684617). iFresh, Inc. alleged that Jendo Ermi (1) overstated the square footage of the property to obtain higher rents; (2) failed to provide certain furniture, fixtures, and equipment (FF&E) valued at approximately $300,000 that were promised under the lease; and (3) failed to disclose that parts of the building were not habitable.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo an amount of $652,038.73 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. New York Mart El Monte, Inc., a third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo shall file an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on or around September 17, 2018.

The Company evaluates contingencies on an ongoing basis and will establish loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. The Company is not currently a party to any legal proceeding that management believes could have a material adverse effect on the Company’s results of operations, cash flows, or balance sheet.

Item 1A. Risk Factors.

There have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended March 31, 2018, under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the year ended March 31, 2018. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Although the Company has been repaying the KeyBank facility in accordance with its terms, the Company failed to timely pay taxes in the aggregate principal amount of $1,187,693, which resulted in the IRS imposing a tax lien on the Company by on June 11, 2018 in the amount of $1,236,831.08. By June 29, 2018, the Company had paid the full amount of the outstanding IRS obligation. By July 30, 2018, the IRS tax lien had been released.

Additionally, the financial covenants require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period less than 3.0 to 1.0 at the last day of each fiscal quarter. As of June 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

Due to the Company’s failure to timely pay federal taxes, the IRS’s imposition of a tax lien, and the Company’s failure to satisfy the financial covenants of the Credit Agreement, the Company is currently in default under the Credit Agreement. The Company has advised KeyBank of the default, and while KeyBank has not yet acted to accelerate payment of the facility, KeyBank does consider the Company to be in default and will not make any further advances under the Credit Facility until the Company complies with its obligations under the Credit Agreement. The Company’s inability to draw down amounts under the credit facility significantly impairs the Company’s growth plans and limits its liquidity. In addition, if KeyBank were to decide to accelerate repayment of the Credit Facility, the Company’s financial condition and results of operation would be negatively impacted. Although the Company anticipates being able to obtain a waiver from KeyBank regarding the Company’s default, there is no guarantee that we will be successful in doing so.

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

iFresh, Inc.

By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Adam (Xin) He
Adam (Xin) He
Chief Financial Officer (Principal financial and accounting officer)

Date: August 14, 2018