Form 10-Q
period 2018-09-30
iFresh Inc
filed 2018-11-14
CIK 1681941

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

(718) 628 6200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 13, 2018, 16,264,684 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2018	2018
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$931,722	$640,915
Accounts receivable, net	4,662,114	4,903,340
Inventories, net	10,919,032	10,905,484
Prepaid expenses and other current assets	2,218,595	1,925,893
Total current assets	18,731,463	18,375,632
Advances and receivables - related parties	6,719,740	10,019,688
Property and equipment, net	20,377,786	17,818,805
Intangible assets, net	1,100,003	1,166,669
Security deposits	1,233,601	1,247,106
Deferred income taxes	-	313,832
Total assets	$48,162,593	$48,941,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,545,161	15,561,956
Deferred revenue	587,173	326,459
Borrowings against lines of credit, current, net	22,040,298	17,044,486
Notes payable, current	113,423	135,203
Capital lease obligations, current	150,717	55,634
Accrued expenses	1,941,790	873,949
Taxes payable	-	1,606,504
Other payables, current	1,385,815	1,172,360
Total current liabilities	39,764,377	36,776,551
Notes payable, non-current	181,998	231,095
Capital lease obligations, non-current	475,354	70,724
Deferred rent	6,490,175	6,319,386
Other payables, non-current	82,200	78,500
Total liabilities	46,994,104	43,476,256

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,849,497 and 14,220,548 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	1,485	1,422
Additional paid-in capital	11,173,127	9,428,093
Accumulated deficit	(10,006,123)	(3,964,039)
Total shareholders’ equity	1,168,489	5,465,476
Total liabilities and shareholders’ equity	$48,162,593	48,941,732

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	September 30	September 30	September 30	September 30
	2018	2017	2018	2017

Net sales	$29,421,093	$30,764,800	$59,092,916	$60,892,655
Net sales-related parties	863,710	2,575,092	2,280,028	4,975,763
Total net sales	30,284,803	33,339,892	61,372,944	65,868,418
Cost of sales	22,451,875	22,765,456	44,054,792	44,468,196
Cost of sales-related parties	744,809	1,960,566	1,973,213	3,952,496
Retail occupancy costs	2,010,412	1,893,762	3,841,486	3,836,604
Gross profit	5,077,707	6,720,108	11,503,453	13,611,122

Selling, general and administrative expenses	9,103,577	7,570,836	17,179,018	15,101,905
Loss from operations	(4,025,870)	(850,728)	(5,675,565)	(1,490,783)
Interest expense, net	(399,123)	(208,967)	(644,826)	(376,637)
Other income	259,571	1,017,510	592,140	1,219,415
Loss before income taxes	(4,165,422)	(42,185)	(5,728,251)	(648,005)
Income tax provision (benefit)	-	27,336	313,833	(263,574)
Net Loss	$(4,165,422)	$(69,521)	$(6,042,084)	$(384,431)

Net income (loss) per share:
Basic	$(0.28)	$(0.005)	$(0.42)	$(0.03)
Diluted	$(0.28)	$(0.005)	$(0.42)	$(0.03)
Weighted average shares outstanding:
Basic	14,709,437	14,166,922	14,543,995	14,298,678
Diluted	14,709,437	14,166,922	14,543,995	14,298,678

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	September 30	September 30
	2018	2017
Cash flows from operating activities
Net loss	$(6,042,084)	$(384,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	943,485	832,667
Amortization expense	135,103	157,916
Share-based compensation	744,413	136,409
Bad debt provision	233,448	-
Deferred income taxes (benefit)	313,832	(263,574)
Changes in operating assets and liabilities:
Accounts receivable	7,778	(1,073,869)
Inventories	(13,548)	(1,525,798)
Prepaid expenses and other current assets	(292,702)	(380,241)
Security deposits	13,505	(99,015)
Accounts payable	(2,016,792)	3,312,226
Deferred revenue	260,714	(5,267)
Accrued expenses	1,067,841	72,601
Taxes payable	(1,606,504)	(262,292)
Deferred rent	170,789	469,550
Other liabilities	217,215	(4,306,609)
Net cash used in operating activities	(5,863,507)	(3,319,727)
Cash flows from investing activities
Cash advanced to (received from) related parties	(1,490,431)	1,138,460
Cash received from repayment of related party receivables	4,790,380	-
Acquisition of property and equipment	(2,927,698)	(2,021,758)
Net cash provided by (used in) investing activities	372,251	(883,298)
Cash flows from financing activities
Borrowings against Term loan	3,950,000	1,050,000
Borrowings against lines of credit	1,750,000	2,500,000
Repayments on term loan	(772,625)	-
Repayments on lines of credit borrowings	-	(652,199)
Repayments on notes payable	(70,877)	(187,401)
Payments on capital lease obligations	(75,056)	(33,070)
Cash received from issuance of stock	1,000,621	-
Net cash provided by financing activities	5,782,063	2,677,330
Net increase (decrease) in cash and cash equivalents	290,807	(1,525,695)
Cash and cash equivalents at beginning of the period	640,915	2,550,819
Cash and cash equivalents at the end of the period	$931,722	$1,025,124
Supplemental disclosure of cash flow information
Cash paid for interest	$620,248	$327,900
Cash paid for income taxes	$1,606,504	$-

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$772,675	$217,193

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

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the six months ended September 30, 2018 and for the fiscal year 2018. The Company had negative working capital of $21.0 million and $18.4 million as of September 30, 2018 and March 31, 2018, respectively. The Company did not meet the financial covenant required in the credit agreement with KeyBank National Association (“KeyBank”) as of September 30, 2018 and March 31, 2018. As of September 30, 2018, the Company has outstanding loan facilities of approximately $22.0 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of September 30, 2018, the Company also has $6.7 million of advances to and receivable from related parties that the Company intends to collect or use to offset potential future acquisitions. The Company also plans to issue additional stock in lieu of cash as part of potential future acquisitions and raise additional capital through sales of Company stock if necessary.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of March 31, 2018. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. KeyBank has notified the Company that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. KeyBank has not yet acted to accelerate payment of the facility.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive, and other factors beyond its control. In particular, the Company remains in noncompliance with the financial covenants of the KeyBank loan. These conditions continue to raise substantial doubt as to the Company’s ability to remain a going concern.

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

The unaudited interim financial information as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2018.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both September 30, 2018 and March 31, 2018. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

Deferred financing costs

The Company presents deferred financing costs as a reduction of the carrying amount of the debt rather than as an asset. Deferred financing costs are amortized over the term of the related debt using the effective interest method and reported as interest expense in the unaudited condensed consolidated financial statements.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of September 30, 2018 and March 31, 2018, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Revenue Recognition

In accordance with Topic 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or delivery is made to our wholesale customers. Payment terms are established for our wholesale customers based on the Company’s pre-established credit requirements. Payment terms vary depending on the customer. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2018. For the three months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the Six Months Ended
	September 30, 2018	September 30, 2017
Grocery	$25,227,693	$26,223,611
Perishable goods	36,145,251	39,644,807
Total	$61,372,944	$65,868,418

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Grocery	$12,765,277	$13,745,740
Perishable goods	17,519,526	19,594,152
Total	$30,284,803	$33,339,892

Business combination involves entities under common control

The Company accounted for business acquisitions involving entities under common control under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition. In addition, these transactions comply with the requirement in ASC 805-50-45-1 through 45-5 whereby the financial statements of the receiving entity report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

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

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	September 30,	March 31,
	2018	2018
Customer purchases	$4,450,596	$4,643,922
Credit card receivables	501,515	332,136
Food stamps	112,744	101,105
Others	35,475	30,945
Total accounts receivable	5,100,330	5,108,108
Allowance for bad debt	(438,216)	(204,768)
Accounts receivable, net	$4,662,114	$4,903,340

6. Inventories

A summary of inventories, net is as follows:

	September 30,	March 31,
	2018	2018
Non-perishables	$9,055,159	$9,206,442
Perishables	1,944,385	1,798,970
Inventories	10,999,544	11,005,412
Allowance for slow moving or defective inventories	(80,512)	(99,928)
Inventories, net	$10,919,032	$10,905,484

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	September 30,	March 31,
Entities	2018	2018
New York Mart, Inc.	$-	$838,096
Pacific Supermarkets Inc.	851,458	1,151,338
NY Mart MD Inc.	2,122,489	3,709,493
iFresh Harwin Inc.	-	557,262
Advances - related parties	$2,973,947	$6,256,189

New York Mart, Inc.	552,426	1,021,572
Pacific Supermarkets Inc.	172,186	210,450
NY Mart MD Inc.	2,765,639	2,290,197
iFresh Harwin Inc	255,542	241,280
Receivables – related parties	3,745,793	3,763,499
Total advances and receivables – related parties	$6,719,740	$10,019,688

The Company has advanced funds to related parties and accrued accounts receivable from related parties with the intention of converting some of these advances and receivables into deposits towards the purchase price of these entities in the planned acquisitions of some of these related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 15). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng.

8. Property and Equipment

	September 30,	March 31,
	2018	2018
Furniture, fixtures and equipment	$19,544,896	$17,190,356
Automobiles	2,157,240	2,125,874
Leasehold improvements	8,348,755	7,234,484
Software	6,735	6,735
Total property and equipment	30,057,626	26,557,449
Accumulated depreciation and amortization	(9,679,840)	(8,738,644)
Property and equipment, net	$20,377,786	$17,818,805

Depreciation expense for the six months ended September 30, 2018 and 2017 was $943,485 and $832,667, respectively. For the three months ended September 30, 2018 and 2017, the depreciation expense was $483,540 and $429,606, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at September 30,
	2018	Additions	2018
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,333,331)	$(66,666)	$(1,399,997)
Intangible assets, net	$1,166,669	$(66,666)	$1,100,003

Amortization expense was $66,666 and $66,666 for the six months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, amortization expense was $33,333 and $33,333, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending June 30,
2019	$133,333
2020	133,333
2021	133,333
2022	133,333
2023	133,333
Thereafter	433,338
Total	$1,100,003

10. Debt

A summary of the Company’s debt is as follows:

	September 30,	March 31,
	2018	2018
Revolving Line of Credit - KeyBank National Association	$4,950,000	3,200,000
Delayed Term Loan - KeyBank National Association	4,744,983	997,500
Term Loan - KeyBank National Association	12,938,440	13,531,361
Less: Deferred financing cost	(593,125)	(684,375)
Total (a)	22,040,298	17,044,486

(a)	Because the Company is not in compliance with the financial covenants of the KeyBank loans, the loan balance due after one year from the balance sheet date has been reclassified as short-term liability.

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, a wholly-owned subsidiary of the Company, NYM Holding, Inc. (“NYM”), as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. The termination date of the revolving credit and the maturity date of the term loans are both December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. As of September 30, 2018, the Company had used $4,950,000 of the revolving line of credit.

In January 2017, the Lender had fully funded $15,000,000 of the term loan. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date. On December 23, 2016, the Company used the proceeds from the loan term to pay off the outstanding balance under the Bank of America credit line agreement and HSBC line of credit.

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding Date, which is no later than December 23, 2021. The $5 million Delayed Draw Term Loan has been fully made to acquire iFresh E. Colonial, Inc. and support the Company’s daily operations.

The senior secured credit facility is secured by all the Company’s assets and is jointly guaranteed by the Company and the Company’s subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after each fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows, assuming KeyBank does not act to accelerate payment under this credit facility:

Year Ending September 30
2019	$1,488,452
2020	1,738,196
2021	1,777,470
2022	17,036,180
Total	$22,040,298

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company failed to timely pay federal income taxes in the aggregate principal amount of $1,187,693, which resulted in the IRS imposing a tax lien on the Company on June 11, 2018, in the amount of $1,236,831. Although the Company subsequently paid the tax liabilities in full in June 2018, the Company was in default under the KeyBank Credit Agreement as of March 31, 2018 for having failed to timely pay federal taxes and because the IRS imposed a tax lien.

In addition, the financial covenants of the KeyBank loan require NYM to maintain a senior funded debt to EBITDA ratio of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2018 and March 31, 2018, the Company’s senior funded debt to EBITDA ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

11. Notes Payable

Notes payables consist of the following:

	September 30,	March 31,
	2018	2018
Hitachi Capital America Corp.
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10, 2019	12,760	25,083
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	23,686	28,498
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	11,730	15,535
Isuzu Finance of America, Inc.*
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	2,187	15,045
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	16,301	19,612
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	13,938	17,573
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	29,447	32,216
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	28,484	34,112
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	60,043	68,047

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	15,319	17,516
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	29,723	33,517
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	27,826	31,621
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	23,977	27,924
Total Notes Payable	$295,421	$366,298
Current notes payable	(113,423)	(135,203)
Long-term notes payable, net of current maturities	$181,998	$231,095

*The amount is fully repaid upon maturity

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending September 30,
2019	$113,423
2020	93,836
2021	68,302
2022	19,861
Total	$295,421

12. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	September 30,	March 31,
	2018	2018
Capital lease obligations:
Current	$150,717	$55,634
Long-term	475,354	70,724
Total obligations	$626,071	$126,358

Interest expense on capital lease obligations for the six months ended September 30, 2018 and 2017 amounted to $24,246 and $3,959, respectively. For the three months ended September 30, 2018 and 2017, $12,733 and $2,420 respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending September 30,
2019	$200,244
2020	177,173
2021	154,836
2022	142,957
2023	78,867
Total minimum lease payments	754,077
Less: Amount representing interest	(128,006)
Total	$626,071

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

The following tables present summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	Six months ended September 30, 2018
	Wholesale	Retail	Total

Net sales	$9,617,587	$51,755,357	$61,372,944
Cost of sales	7,340,430	38,687,575	46,028,005
Retail occupancy costs	-	3,841,486	3,841,486
Gross profit	$2,277,157	$9,226,296	$11,503,453

Interest expense, net	$(7,966)	$(636,860)	$(644,826)
Depreciation and amortization	$117,390	$961,198	$1,078,588
Capital expenditures	$18,313	$3,682,060	$3,700,373
Segment income (loss) before income tax provision (benefit)	$132,442	$(5,860,693)	$(5,728,251)
Income tax provision	$43,831	$270,002	$313,833
Segment assets	$10,189,704	$37,972,889	$48,162,593

	Six months ended September 30, 2017
	Wholesale	Retail	Total

Net sales	$12,756,700	$53,111,718	$65,868,418
Cost of sales	9,797,526	38,623,166	48,420,692
Retail occupancy costs	-	3,836,604	3,836,604
Gross profit	$2,959,174	$10,651,948	$13,611,122

Interest expense, net	$(18,158)	$(358,479)	$(376,637)
Depreciation and amortization	$130,834	$859,749	$990,583
Capital expenditure	$22,595	$2,216,356	$2,238,951
Segment income (loss) before income tax provision (benefit)	$429,569	$(1,077,573)	$(648,005)
Income tax provision (benefit)	$223,376	$(486,950)	$(263,574)
Segment assets	$11,578,328	$36,454,595	$48,032,923

The following tables present summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30, 2018
	Wholesale	Retail	Total

Net sales	$4,429,042	$25,855,761	$30,284,803
Cost of sales	3,508,533	19,688,151	23,196,684
Retail occupancy costs	-	2,010,412	2,010,412
Gross profit	$920,509	$4,157,198	$5,077,707

Interest expense, net	$(4,573)	$(394,550)	$(399,123)
Depreciation and amortization	$58,306	$469,973	$528,279
Capital expenditures	$-	$624,331	$624,331
Segment loss before income tax benefit	$(24,097)	$(4,141,325)	$(4,165,422)
Income tax provision	$-	$-	$-
Segment assets	$10,189,704	$37,972,889	$48,162,593
	Three months ended September 30, 2017
	Wholesale	Retail	Total

Net sales	$6,587,593	$26,752,299	$33,339,892
Cost of sales	5,002,638	19,723,384	24,726,022
Retail occupancy costs	-	1,893,762	1,893,762
Gross profit	$1,584,955	$5,135,153	$6,720,108

Interest expense, net	$(8,814)	$(200,153)	$(208,967)
Depreciation and amortization	$63,029	$445,535	$508,564
Capital expenditure	$9,569	$1,331,017	$1,340,586
Segment income (loss) before income tax provision (benefit)	$269,382	$(311,566)	$(42,185)
Income tax provision (benefit)	$140,079	$(112,743)	$27,336
Segment assets	$11,578,328	$36,454,595	$48,032,923

14. Income Taxes

iFresh is a Delaware holding company that is subject to U.S. income tax.

NYM was incorporated on December 30, 2014, and is taxed as a corporation for income tax purposes. NYM has adopted a tax-year end of March 31. As a result of the “Contribution Agreement” entered into in December 31, 2014, NYM has elected to file a consolidated federal income tax return with its eleven subsidiaries. NYM and the shareholders of the eleven entities, as parties to the Contribution Agreement, entered into a tax-free transaction under Section 351 of the Internal Revenue Code of 1986 whereby the eleven entities became wholly owned subsidiaries of the Company. As a result of the tax-free transaction and the creation of a consolidated group, the subsidiaries are required to adopt the tax year-end of their parent, NYM.

Certain of the subsidiaries incurred net operating losses (“NOL”) in tax years ending prior to the Contribution Agreement. These net operating losses are subject to the Separate Return Limitation Year (“SRLY”) rules, which limit the utilization of the losses to the subsidiaries that generated the losses. The SRLY losses are not available to offset taxable income generated by members of the consolidated group.

The Company had approximately $8,157,330 and $2,429,079 of U.S. NOL carry forward as of September 30, 2018, and March 31, 2018, respectively. For income tax purpose, those NOLs will expire in the years 2031 through 2037.

Based upon management’s assessment of all available evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance is established for deferred tax assets. The valuation allowance for deferred tax assets was $2,960,552 and $486,730 as of September 30, 2018, and March 31, 2018, respectively.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the six months ended
	September 30
	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	235,375	(169,919)
State	78,458	(93,655)
	313,833	(263,574)

Total	$313,833	$(263,574)

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United States federal statutory tax rate:

	Six months ended September 30,
	2018	2017
Expected tax at U.S. statutory income tax rate	21%	34%
State and local income taxes, net of federal income tax effect	14%	14%
Other non-deductible fees and expenses	3%	1%
Change of deferred tax reserve	(43.5%)	(11%)
Other	-	3%
Effective tax rate	(5.5%)	41%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts are as follows:

	September 30,	March 31,
	2018	2018
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$282,957	$68,124
Sec 263A Inventory Cap	188,780	189,100
Deferred rent	1,885,266	1,983,213
Depreciation and amortization	(1,531,733)	(1,971,247)
Net operating losses	2,135,282	531,372
Valuation allowance	(2,960,552)	(486,730)
Net Deferred Tax Assets	$-	$313,832

15. Related-Party Transactions

Management Fees, Advertising Fees, and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees, and sale of products for the six months ended September 30, 2018, and September 30, 2017, respectively, to related parties that are owned directly or indirectly, in whole or in part, by Mr. Long Deng, the Company’s majority shareholder and Chief Executive Officer, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of September 30, 2018 and March 31, 2018 are included in Note 7, Advances and receivables – related parties (see Note 7).

Six months ended September 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$7,360	$193,741
Pacific Supermarket Inc.	56,053	12,510	1,019,594
NY Mart MD Inc.	39,283	880	1,021,479
New York Mart El Monte Inc.	4,944	1,600	-
iFresh Harwin Inc.	2,862	2,600	9,677
Spring Farm Inc.	-	-	1,910
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	550		-
Pine Court Sunrise, Inc.	-	-	33,627
	$115,344	$24,950	$2,280,028

Six months ended September 30, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$26,911	$22,258	$1,091,046
Pacific Supermarket Inc.	40,203	23,818	1,857,100
NY Mart MD Inc.	27,017	5,091	1,686,839
New York Mart El Monte Inc.	3,293	-	87,504
iFresh Harwin Inc	-	-	96,932
Spring Farm Inc.	-	-	4,191
Spicy Bubbles, Inc.	-	-	52,627
Pine Court Sunrise, Inc.	-	-	99,524
	$97,424	$51,167	$4,975,763

The following is a detailed breakdown of significant management fees, advertising fees, and sale of products for the three months ended September 30, 2018, and September 30, 2017, respectively, to related parties.

Three months ended September 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$-	$3,580	$-
Pacific Supermarket Inc.	27,996	6,740	359,310
NY Mart MD Inc.	20,522	-	494,745
New York Mart El Monte Inc.	-	-	-
iFresh Harwin Inc	583	-	-
Spring Farm Inc.	-	-	552
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	-		-
Pine Court Sunrise, Inc.	-	-	9,103
	$49,102	$10,320	$863,710

Three months ended September 30, 2017
Related Parties	Management Fees	Advertising Fees	Non- Perishable & Perishable Sales
New York Mart, Inc.	$13,282	$13,831	$566,022
Pacific Supermarket Inc.	19,830	14,611	939,476
NY Mart MD Inc.	13,411	2,081	808,125
New York Mart El Monte Inc.	3293	-	87,504
iFresh Harwin Inc	-	-	96,932
Spring Farm Inc.	-	-	2,999
Spicy Bubbles, Inc.	-	-	26,271
Pine Court Sunrise, Inc.	-	-	47,762
	$49,816	$30,523	$2,575,091

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that are owned directly or indirectly, in whole or in part, by Mr. Long Deng, the Company’s majority shareholder and Chief Executive Officer. Rent incurred to the related party was $584,920 and $354,000 for the six months ended on September 30, 2018 and 2017, respectively, and $292,460 and $177,000 for the three months ended on September 30, 2018 and 2017, respectively.

16. Operating Lease Commitments

The Company leases retail stores, offices, and warehouse buildings. These leases have an average remaining lease term of approximately 9 years as of September 30, 2018.

Rent expenses charged to operations under operating leases in the six months ended on September 30, 2018 and 2017 amounted to $3,841,486 and $3,836,605, respectively, and $2,010,412 and $1,893,762 for the three months ended September 30, 2018 and 2017, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year as of September 30, 2018 are as follows:

	Non-related parties	Related party	Total
2019	$7,319,534	$1,503,480	$8,823,014
2020	7,485,618	1,592,564	9,078,182
2021	7,294,491	1,619,765	8,914,256
2022	7,263,758	1,663,974	8,927,732
2023	7,073,299	1,674,044	8,749,343
Thereafter	48,562,025	10,748,892	59,310,917
Total payments	$84,998,725	$18,804,719	$103,803,444

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

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

Ming’s Supermarket, Inc. (“Ming”), a subsidiary of the Company, is a tenant at a building located at 140-148 East Berkeley Street, Boston, Massachusetts (the “Property”), pursuant to a lease dated September 24, 1999 (the “Lease”). The Lease had a 10-year initial term, followed by an option for two additional 10-year terms. Ming has exercised that first option, and the Lease has approximately 15 years remaining if the second option is also exercised. The Lease also gives Ming a right of first refusal on any sale of the building.

On February 22, 2015, a sprinkler pipe burst in the Property. This caused the Inspectional Services Department of the City of Boston (“ISD”) to inspect the Property. The ISD found a number of problems that prevented further use of the Property. The ISD notified both landlord and tenant that the Property was only permitted for use as an elevator garage and that its use as a warehouse was never permitted and that a conditional use permit must be obtained from the City of Boston to make such use lawful. Moreover, the Property was found to have major structural issues requiring repair, as well as issues with the elevator and outside glass. The result of the ISD’s findings were that Ming was ordered not to use the Property for any purpose unless and until the structural and other repairs were completed and its use as a warehouse was permitted by the Boston Zoning Board.

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

No guaranties or predictions can be made at this time as to ultimate outcome of this case.

SKKR Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

A lawsuit was filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”) by SKKR Trading, LLC (“SKKR”) for breach of contract. SKKR sought from NYMG and New Sunshine damages for allegedly unpaid invoices in the amount of $116,878, a penalty of $256,000, and attorney’s fees of $80,000 to $90,000.

SKKR claimed that NYMG and New Sunshine failed to pay for an order of shrimp. NYMG and New Sunshine raised various defenses, most of which centered on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive, or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, which was a completely separate entity from NYMG or New Sunshine.

On March 7, 2017, the trial court entered an order granting SKKR attorneys’ fees in the amount of $40,654. The case went to trial on March 12 to 15, 2017. On April 17, 2017, the Count entered a judgment for Plaintiff against NYMG and New Sunshine in the amount of $385,471, plus interest. On September 26, 2017, the trial court entered judgment in favor of SKKR requiring NYMG and New Sunshine to pay SKKR’s attorneys’ fees and legal costs in the amount of $122,206, plus interest. NYMG appealed the judgment.

Most recently, on October 26, 2018, the appellate court affirmed the trial court’s judgment in favor of SKKR and also granted SKKR’s attorneys’ fees incurred during the appeal. The trial court will determine the amount of SKKR’s appellate attorneys’ fees. The Company accrued $500,000 for the potential loss and expense associated with this case.

Jendo Ermi, LP v. iFresh Inc.; iFresh Inc. v. Jendo Ermi LP

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

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,039 in satisfaction of all disputes between the parties. The Company timely transferred possession of the premises to Jendo. A third party, timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo filed an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on November 6, 2018 and released the Company from any claims related to this transaction.

HDH, LLC v. New York Mart Group Inc.

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary government permits. The landlord also sued the tenant for failing to pay rent and additional rent. The trial court entered a judgment on September 28, 2018. A hearing will be held on November 19, 2018 to determine the amount of damages to which the landlord is entitled. The landlord claims it is entitled to $210,062 in damages. New York Mart Group Inc. filed a notice of appeal on October 25, 2018. The appeal might take 1 to 2 years. The Company has accrued $200,000 for the potential loss and expense associated with this case.

18. Subsequent events

On October 19, 2018, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 1,275,000 shares of common stock in a registered direct offering and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $2.55 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we,” “us,” “our,” “iFresh” or the “Company” are to iFresh Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc. (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities. NYM is an Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customers’ unique consumption habits. iFresh currently has nine retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,920,500 sales transactions in its stores in the fiscal year ended March 31, 2018. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retail grocers and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits, and seafood. Its wholesale business and long-term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

 Outlook

iFresh’s net sales were $61.4 million and $65.9 million for the six months ended September 30, 2018 and 2017, respectively. In terms of sales by category, Perishables constituted approximately 58.9% of the total sales for the six months ended September 30, 2018. iFresh’s net loss was $6.0 million for the six months ended September 30, 2018, an increase of $5.6 million, or 1,472%, from $384,000 of net loss for the six months ended September 30, 2017. Adjusted EBITDA was ($4.0 million) for the six months ended September 30, 2018, a decrease of $4.7 million, or 656.8%, from $719,000 adjusted EBITDA for the six months ended September 30, 2017.

Factors Affecting iFresh’s Operating Results

The following is a non-exclusive list of factors that may affect iFresh’s operating results.

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 30, respectively) are usually 5% to 10% lower than in its third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year) in January or February.

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

Competition

The Company faces competition from other Asian supermarkets. In 2018, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. iFresh’s management believes that this impact is temporary and expects sales to rebound.

Payroll

Minimum wage rates in some states increased in 2017. For example, the minimum wage rose from $11 to $13 per hour in New York City. Payroll and related expenses decreased by $1.1 million, or 13% for the year ended September 30, 2018 as compared to the same period last year as a result of workforce reductions to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system is a key to profitability. iFresh operates its own wholesale facilities, which supplied about 22% of iFresh’s retail stores’ procurement for the fiscal year ended September 30, 2018. iFresh believes that its centralized vendor management may enhance iFresh’s negotiating power and improve its ability to turn over inventory and vendor payables. Any changes to iFresh’s vendor and supply management system could affect iFresh’s purchasing costs and operating expenses.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after completion. Significant maintenance or renovation would affect our operations and operating results. As of September 30, 2018, three iFresh stores are under renovation and have not opened yet. iFresh incurred $886,640 in expenses for these three stores for the year ended September 30 , 2018. Because these stores are being renovated, they have not yet generated any sales.

Store Acquisitions and Openings

iFresh expects new stores it acquires or opens to be the primary driver of its gains in sales, operating profit, and market share. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities, and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores.

How to Assess iFresh’s Performance

In assessing performance, iFresh’s management considers a variety of performance and financial measures, including principal growth in net sales, gross profit, and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

iFresh’s net sales comprise gross sales net of coupons and discounts. We do not record sales tax as a component of retail revenues as we consider sales tax a pass-through conduit for collecting and remitting sales taxes.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of retail operational expenses, administrative salaries and benefits costs, marketing, advertising, and corporate overhead.

Adjusted EBITDA

iFresh believes that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of NYM’s operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. iFresh also uses Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including senior executives. Other companies in the industry may calculate Adjusted EBITDA differently than iFresh does, limiting its usefulness as a comparative measure.

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

Acquisitions

In July and October 2017, iFresh acquired iFresh Glen Cove Inc. (“Glen Cove”), New York Mart CT, Inc. (“NYM CT”), and New York Mart N. Miami Inc. (“NYM N. Miami”) from Mr. Long Deng, the Company’s Chairman and Chief Executive Officer. The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby it recognizes assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control. Prior year financial statements were retrospectively adjusted to combine the financial information of these entities as if the acquisitions occurred at the beginning of the period of transfer.

Results of Operations for the six months ended September 30, 2018 and 2017

	For the six months ended September 30		Changes
	2018	2017	$	%
Net sales-third parties	$59,092,916	$60,892,655	$(1,799,739)	(3.0)%
Net sales-related parties	2,280,028	4,975,763	(2,695,735)	(54.2)%
Total Sales	61,372,944	65,868,418	(4,495,474)	(6.8)%
Cost of sales-third parties	44,054,792	44,468,196	(413,404)	(0.9)%
Cost of sales-related parties	1,973,213	3,952,496	(1,979,282)	(50.1)%
Occupancy costs	3,841,486	3,836,606	4,880	(0.1)%
Gross Profit	11,503,453	13,611,122	(2,107,669)	(15.5)%
Selling, general, and administrative expenses	17,179,018	15,101,905	2,077,114	13.8%
Income from operations	(5,675,565)	(1,490,783)	(4,184,782)	280.7%
Interest expense	(644,826)	(376,637)	(268,189)	71.2%
Other income	592,140	1,219,415	(627,275)	(51.4)%
Income before income tax provision	(5,728,251)	(648,005)	(5,080,246)	784%
Income tax provision (benefit)	313,833	(263,574)	577,407	(219)%
Net income	(6,042,084)	$(384,431)	$(5,657,653)	1472%

Net Sales

	For the six months ended September 30,		Changes
	2018	2017	$	%
Net sales of retail-third parties	$51,755,357	$53,111,718	$(1,356,361)	(2.6)%
Net sales of wholesale-third parties	7,337,559	7,780,937	(443,378)	(5.7)%
Net sales of wholesale-related parties	2,280,028	4,975,763	(2,695,735)	(54.2)%
Total Net Sales	$61,372,944	$65,868,418	$(4,495,474)	(6.8)%

iFresh’s net sales were $61.4 million for the six months ended September 30, 2018, a decrease of $4.5 million, or 6.8%, from $65.9 million for the six months ended September 30, 2017.

Net retail sales to third parties decreased by $1.4 million, or 2.6%, from $53.1 million for the six months ended September 30, 2017, to $51.8 million for the six months ended September 30, 2018. The decrease resulted mainly from our Quincy and Boston, Massachusetts stores. The Company believes the sales drop is temporary and caused in part by increased competition in the local market. A new Asian supermarket opened near our Quincy store, and the store is partially under renovation. Due in part to the ongoing renovations and increased competition, sales from our Quincy and Boston stores decreased by $3.0 million. Sales from other stores increased by $1.7 million mainly due to normal business fluctuations. Our total net wholesale sales decreased by $3.1 million from $12.8 million for the six months ended September 30, 2017 to $9.6 million for the six months ended September 30, 2018, attributable in part to decreases in sales to related parties. This summer, our affiliate companies purchased fruit and vegetables from local farmers to supply more fresh goods to their customers. They relied less on our wholesale subsidiaries to provide products to them. For the six months ended September 30, 2018, perishable goods sales and grocery sales to related parties decreased by $2.4 million and $0.3 million, respectively.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the six months ended September 30,		Changes
	2018	2017	$	%
Cost of sales	$38,687,575	$38,623,166	$64,409	0.2%
Occupancy costs	3,841,486	3,836,604	4,882	0.1%
Gross profit	9,226,296	10,651,948	(1,425,652)	(13.4)%
Gross margin	17.8%	20.1%	-2.3%	-

For the retail segment, cost of sales increased by $64,000, from $38.6 million for the six months ended September 30, 2017, to $38.7 million for the six months ended September 30, 2018. The increase was due to a change in our purchasing policy for stores outside New York. In the summer, to provide customers with fresh fruit and vegetables, our retail stores increased purchases from local farms instead of purchasing directly from our wholesalers, which increased our cost of sales.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs remained flat at approximately $3.84 million.

Gross profit was $9.2 and $10.7 million for the six months ended September 30, 2018 and 2017, respectively. Gross margin was 17.8% and 20.1% for the six months ended September 30, 2018 and 2017, respectively. The gross profit decreased due to the performance of the Quincy and Boston stores, as mentioned above. The Boston store’s gross profit fell to 21.2% this year, compared to 30.2% at the same time last year. The Quincy store’s gross profit fell from 21.9% this time last year to 16.2%. Both stores’ gross profits have decreased as they react to price pressures from competing local supermarkets.

Wholesale Segment	For the six months ended September 30,		Changes
	2018	2017	$	%
Cost of sales	$7,340,430	$9,797,526	$(2,457,096)	(25.1)%
Gross profit	2,277,157	2,959,174	(682,017)	(23)%
Gross margin	23.7%	23.2%	(0.5)%	-

For our wholesale segment, the cost of sales for the six months ended September 30 decreased by $2.5 million, or 25.1%, from $9.8 million in 2017 to $7.3 million in 2018. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2017.

Gross profit for the six months ended September 30 decreased by $682,000, or 23%, from $3.0 million in 2017 to $2.3 million in 2018. Gross margin increased by 0.5% from 23.2% to 23.7%. The increase was due to the relatively lower proportion of related party sales to the total wholesale revenue, compared to 2017. Related party wholesale transactions had relatively lower gross profit.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $17.2 million for the six months ended September 30, 2018, an increase of $2.1 million, or 13.9%, compared to $15.1 million for the six months ended September 30, 2017, which was mainly attributable to the accrual of legal expenses of $1.3 million in three lawsuits in which judgments were entered against us, as well as $0.7 million for stock compensation to employees.

Interest Expense

Interest expense was $0.6 million for the six months ended September 30, 2018, an increase of $268,000, or 71.2%, from $376,000 for the six months ended September 30, 2017, primarily attributable to the increased loan balance from KeyBank, which was borrowed in the six month for $5.7 million, as well as increased interest rate in this year compared to last year.

Other income

Other income was $0.6 million for the six months ended September 30, 2018, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income decreased $0.6 million, or 51.4%, from $1.2 million for the six months ended September 30, 2017. For the six months ended September 30, 2018, the Company had insurance claim proceeds and lease dispute income in the amount of $620,000.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax expense was $0.3 million for the six months ended September 30, 2018, a decrease of $0.6 million, or 219%, compared to $264,000 of income tax benefit for the six months ended September 30, 2017. The effective income tax rate was -5.5% and 40.7% for the six months ended September 30, 2018 and 2017, respectively. The significant decrease of income tax expense was due to the reserve made for deferred tax assets. Due to the Company’s continued operating losses, management determined that the deferred tax assets should be fully reserved.

Net Income (loss)

	For the six months ended September 30,		Changes
	2018	2017	$	%
Net income (loss)	$(6,042,084)	$(384,431)	$(5,657,653)	1472%
Net Profit Margin	-9.84%	-0.58%	-9.26%

Net loss was $6.0 million for the six months ended September 30, 2018, a decrease of $5.7 million, or 1,472%, from $384,000 of net loss for the six months ended September 30, 2017, mainly attributable to the decreased gross margin and increase in selling, general, and administrative expenses described above. Net loss as a percentage of sales was -9.84% and -0.58% for the six months ended September 30, 2018 and 2017, respectively.

Adjusted EBITDA

	For the six months ended September 30,		Changes
	2018	2017	$	%
Net loss	$(6,042,084)	$(384,431)	$(5,657,653)	1472%
Interest expense	644,826	376,637	268,189	71.2%
Income tax provision	313,833	(263,574)	577,407	-219%
Depreciation	943,485	832,667	110,818	13.3%
Amortization	135,103	157,916	(22,813)	14%
Adjusted EBITDA	$(4,004,837)	$719,215	$(4,724,052)	656.8%
Percentage of sales	-6.5%	1.1%	-7.6%

Loss before income tax, depreciation, and amortization was $4.0 million for the six months ended September 30, 2018, a decrease of $4.7 million, as compared to income before income tax, depreciation, and amortization of $719,215 for the six months ended September 30, 2017, mainly attributable to the decrease in net income resulting from decreased sales and increase in selling, general, and administrative expenses and income tax expenses described above. The ratio of Adjusted EBITDA to sales was -6.5% and 1.1% for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations for the three months ended September 30, 2018 and 2017

	For the three months ended September 30,		Changes
	2018	2017	$	%
Net sales-third parties	$29,421,093	$30,764,800	$(1,343,707)	(4.4)%
Net sales-related parties	863,710	2,575,092	(1,711,382)	(66.5)%
Total Sales	30,284,803	33,339,892	(3,055,089)	(9.2)%
Cost of sales-third parties	22,451,875	22,765,456	(313,581)	(1.4)%
Cost of sales-related parties	744,809	1,960,566	(1,215,757)	(62)%
Occupancy costs	2,010,412	1,893,762	116,650	6.2%
Gross Profit	5,077,707	6,720,108	(1,642,401)	(24.4)%
Selling, general and administrative expenses	9,103,577	7,570,836	1,532,741	20.2%
Income (Loss) from operations	(4,025,870)	(850,728)	(3,175,142)	373.2%
Interest expense	(399,123)	(208,967)	(190,156)	91%
Other income	259,571	1,017,510	(757,939)	(74.5)%
Income before income tax provision	(4,165,422)	(42,185)	(4,123,237)	9774%
Income tax provision	-	27,336	(27,336)	(100)%
Net income	$(4,165,422)	$(69,521)	$(4,095,901)	5892%
Net income attributable to common shareholders	$(4,165,422)	$(69,521)	$(4,095,901)	5892%

Net Sales

	For the three months ended September 30,		Changes
	2018	2017	$	%
Net sales of retail	$25,855,761	$26,752,299	$(896,538)	(3.4)%
Net sales of wholesale-third parties	3,565,332	4,012,501	(447,169)	(11)%
Net sales of wholesale-related parties	863,710	2,575,092	(1,711,382)	(66.5)%
Total Net Sales	$30,284,803	$33,339,892	$(3,055,089)	9.2%

iFresh’s net sales were $30.3 million for the three months ended September 30, 2018, a decrease of $3.1 million, or 66.5%, from $33.3 million for the three months ended September 30, 2017.

Net retail sales decreased by $0.9 million, or 3.4%, from $26.8 million for the three months ended September 30, 2017, to $25.9 million for the three months ended September 30, 2018. The decrease resulted mainly from our Quincy and Boston, Massachusetts stores, which have been engaged in ongoing lease improvement for several months. The Company believes the decline in sales is temporary and caused in part by increased competition in the local markets. A new Asian supermarket opened near our Quincy store. Due in part to ongoing renovations and increased competition, sales from our Quincy and Boston stores decreased by $1.4 million. Sales from other stores increased by $0.5 million mainly due to normal business fluctuations. Our total net wholesale sales decreased by $2.3 million, from $6.6 million for the three months ended September 30, 2017 to $4.3 million for the three months ended September 30, 2018, which was attributable to decrease of $1.7 million in sales to related parties and $0.4 million to third parties due to competition in the market.

Cost of sales, Occupancy costs and Gross profit

Retail Segment	For the three months ended September 30,		Changes
	2018	2017	$	%
Cost of sales	$19,688,151	$19,723,384	$(35,233)	(0.2)%
Occupancy costs	2,010,412	1,893,762	116,650	6.2%
Gross profit	4,157,198	5,135,153	(977,955)	(19)%
Gross margin	16.1%	19.2%	2.9%

For the retail segment, gross profit was $4.2 million and $5.1 million for the three months ended September 30, 2018 and 2017, respectively. Gross margin decreased from 19.2% for the three months ended September 30, 2017 to 16.1% for the three months ended September 30, 2017 due to the performance of the Quincy and Boston stores discussed above. The Boston store’s gross profit fell to 21.2% this year, compared to 30.2% at the same time last year. The Quincy store’s gross profit fell from 21.9% this time last year to 16.2%. Both stores’ gross profits have decreased as they react to price pressures from competing local supermarkets.

Cost of sales decreased by $35,000, or 0.2%, from $19.72 million for the three months ended September 30, 2017 to $19.7 million for the three months ended September 30, 2018. This change was in line with the decrease in sales for the three months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes, and other store specific costs. Occupancy costs increased by approximately $0.1 million, or 6.2%, from $1.9 million for the three months ended September 30, 2017 to $2.0 million for the three months ended September 30, 2018, which was mainly attributable to increased taxes and store specific costs and the rent of the iFresh E. Colonial, Inc. store.

Wholesale Segment	For the three months ended September 30,		Changes
	2018	2017	$	%
Cost of sales	$3,508,533	$5,002,638	$(1,494,105)	(29.9)%
Gross profit	$920,509	1,584,955	(664,446)	(41.9)%
Gross margin	20.8%	24.1%	(3.3)%

For the wholesale segment, cost of sales decreased by $1.5 million, or 29.9%, from $5.0 million for the three months ended September 30, 2017 to $3.5 million for the three months ended September 30, 2018. The decrease in cost of sales was proportional with the decrease in sales.

Gross profit decreased by $0.6 million, or 42%, from $1.6 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018. Gross margin decreased by 3.3% from 24.1% to 20.8%. The decrease was due mainly to increased market competition. Due to the decrease in sales, gross margin was significantly impacted.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses was $9.1 million for the three months ended September 30, 2018, an increase of $1.5 million, or 20%, compared to $7.6 million for the three months ended September 30, 2017, mainly attributable to $0.7 million of litigation loss we accrued in this quarter and $0.7 million of stock based compensation for stock issued to employees.

Interest Expense

Interest expense was $208,844 for the three months ended September 30, 2018, an increase of $190,156, or 91%, from $208,967 for the three months ended September 30, 2017, primarily attributable to the additional $4.0 million borrowed from the KeyBank credit facility in May 2018.

Other income

Other income was $0.3 million for the three months ended September 30, 2018, a decrease of $0.76 million, or 74%, from $1.1 million for the three months ended September 30, 2017. For the six months ended September 30, 2018, the Company had insurance claim proceeds and lease dispute income in the amount of $620,000.

Income Taxes Provision

The Company is subject to U.S. federal and state income taxes. Income tax was $0 for the three months ended September 30, 2018, a decrease of $27,000, or 100%, compared to $27,336 of tax for the three months ended September 30, 2017, which was mainly attributable to the decrease in taxable income. For the three months ended September 30, 2018, the Company had a loss before tax and thus no income tax expense was recorded.

Net Income

	For the three months ended September 30,		Changes
	2018	2017	$	%
Net income (loss)	$(4,165,422)	$(69,521)	$(4,095,091)	(5892)%
Net Profit Margin	(13.75)%	(0.2)%	(13.55)%

Net loss was $4.2 for the three months ended September 30, 2018, an increase of $4.1 million, or 90%, from $69,652 of net loss for the three months ended September 30, 2017, mainly attributable to the decrease in gross margin and increase in selling, general, and administrative expenses and higher interest expenses, as described above.

Adjusted EBITDA

	For the three month ended September 30,		Changes
	2018	2017	$	%
Net loss	$(4,165,422)	$(69,521)	$(4,095,091)	(5892)%
Interest expense	399,123	208,967	190,156	91%
Income tax provision	-	27,336	(27,336)	(100)%
Depreciation	483,540	429,606	59,934	13%
Amortization	101,770	124,583	(22,813)	(18)%
Adjusted EBITDA	$(3,180,989)	$720,971	$(3,901,960)	(541)%
Percentage of sales	(10.5)%	2.1%	(12.6)%

Adjusted EBITDA was a loss of ($3.2 million) for the three months ended September 30, 2018, a decrease of $3.9 million, or 541%, as compared to $0.7 million of EBITDA income for the three months ended September 30, 2017, mainly attributable to decreased net income of approximately $4.1 million. The ratio of Adjusted EBITDA to sales was (10.5)% and 2.1% for the three months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, iFresh had cash and cash equivalents of approximately $0.9 million. iFresh had operating losses in fiscal year 2018 and had negative working capital of $21.0 million and $18.4 million as of September 30, 2018 and March 31, 2018, respectively. The long-term KeyBank loan of $20.5 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet the financial covenant required in the credit agreement with KeyBank National Association (“KeyBank”). As of September 30, 2018, the Company has outstanding loan facilities of approximately $22.0 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of September 30, 2018. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

We have $6.8 million of advances and receivable from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties. On October 19, 2018, the Company and certain institutional investors entered into a securities purchase agreement pursuant to which the Company agreed to sell to such investors an aggregate of 1,275,000 shares of common stock and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $2.55 million. The Company plans to issue additional stock in lieu of cash as part of the acquisition consideration and plans to raise additional capital through sales of Company stock if necessary. The Company intends to use part of the cash generated from operations to fund its online sales initiative.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of September 30, 2018, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the six months ended September 30, 2018 and 2017.

	For the six months ended September 30,
	2018	2017
Net cash provided by operating activities	$(5,863,507)	$(3,319,727)
Net cash used in investing activities	372,251	(883,298)
Net cash provided by (used in) financing activities	5,782,063	2,677,330
Net (decrease) increase in cash and cash equivalents	$290,807	$(1,525,695)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $5.9 million for the six months ended September 30, 2018, an increase of $2.5 million, or 77%, compared to $3.3 million used in operating activities for the six months ended September 30, 2017. The increase was a result of a decrease in net income of $5.7 million, offset by an increase of $0.8 million in working capital and $1.5 million of non-cash expenses.

Investing Activities

Net cash provided by investing activities was approximately $0.4 million for the six months ended September 30, 2018, an increase of $1.3 million, compared to $0.9 million used in investing activities for the six months ended September 30, 2017. The increase was primarily attributable to the increase in cash receivable from repayment of related party receivables of $2.2 million and offset by increased cash paid for equipment and property acquisition of $0.9 million.

Financing Activities

Net cash provided by financing activities was approximately $5.8 million for the six months ended September 30, 2018, which mainly consisted of net cash flow from bank loans of $5.7 million, offset by $0.9 million cash paid for loans, notes payable, and capital leases. Net cash provided from financing activities was $2.7 million for the six months ended September 30, 2017, which mainly consisted of net cash flow from bank loans of $3.6 million, offset by $0.9 million cash paid for notes payable and capital leases.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of September 30, 2018.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of September 30, 2018.

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

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2018:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$22,040,298	$1,488,452	$3,515,666	$17,036,180	—
Estimated interest payments on bank loans	954,968	331,626	547,545	75,797	—
Notes payable	295,421	113,423	162,138	19,861	—
Capital lease obligations including interest	754,077	200,244	332,009	221,824	—
Operating Lease Obligations(1)	103,803,444	8,823,014	17,992,438	17,677,075	59,310,917
	$127,848,211	$10,956,759	$22,549,796	$35,030,737	$59,310,917

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018. For the three months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

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

As of September 30, 2018, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

The landlord filed a Notice of Appeal, which will delay ultimate resolution of this matter for one year or more. Ming has filed a lien against the landlord’s real estate as security for the judgment.

On May 31, 2018, the ISD issued an occupancy permit, triggering Ming’s requirement to resume regular rental payments. Ming paid rent for June 2018 to the landlord. As a result, the total judgment in favor of Ming and against the landlord that is approximately $1.85 million.

As the case is currently being appealed, no guaranties or predictions can be made at this time as to ultimate final outcome of this case.

SKKR Trading LLC d/b/a 38 Live Bait v. New Sunshine Group LLC and New York Mart Group Inc.

A lawsuit was filed against New York Mart Group, Inc. (“NYMG”), a subsidiary of iFresh, and New Sunshine Group, LLC (“New Sunshine”) by SKKR Trading, LLC (“SKKR”) for breach of contract. SKKR sought from NYMG and New Sunshine damages for allegedly unpaid invoices in the amount of $116,878, a penalty of $256,000, and attorney’s fees of $80,000 to $90,000.

SKKR claimed that NYMG and New Sunshine failed to pay for an order of shrimp. NYMG and New Sunshine raised various defenses, most of which centered on the arguments that NYMG and New Sunshine abandoned the Distribution Agreement and did not order, receive, or benefit from the shrimp at issue. Rather, the shrimp was ordered by a tenant of NYMG, Hong Hai, which was a completely separate entity from NYMG or New Sunshine.

On March 7, 2017, the trial court entered an order granting SKKR attorneys’ fees in the amount of $40,654. The case went to trial on March 12 to 15, 2017. On April 17, 2017, the Count entered a judgment for Plaintiff against NYMG and New Sunshine in the amount of $385,471, plus interest. On September 26, 2017, the trial court entered judgment in favor of SKKR requiring NYMG and New Sunshine to pay SKKR’s attorneys’ fees and legal costs in the amount of $122,206, plus interest. NYMG appealed the judgment.

Most recently, on October 26, 2018, the appellate court affirmed the trial court’s judgment in favor of SKKR and also granted SKKR’s attorneys’ fees incurred during the appeal. The trial court will determine the amount of SKKR’s appellate attorneys’ fees. The Company accrued $500,000 for the potential loss and expense associated with this case.

Jendo Ermi, LP v iFresh Inc.; iFresh Inc. v. Jendo Ermi LP

On October 20, 2017, Jendo Ermi, LP filed an unlawful detainer action against iFresh, Inc. (Los Angeles Superior Court Case No.: KC069728). The case involved a dispute over real property that Jendo Ermi, LP leased to iFresh, Inc. to operate a grocery store in El Monte, California. Jendo Ermi, LP claimed that iFresh, Inc. had not properly paid rent required by the lease. On March 29, 2018, the court entered judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the preliminary amount of $309,009, with the final amount to be determined by the court. On April 23, 2018, iFresh filed a Notice of Appeal of the judgment. On April 26, 2018, the court entered an amended judgment in favor of Jendo and against iFresh for possession of the Premises, forfeiture of the lease, and damages in the amount of $952,692, with attorneys’ fees and costs to be determined by the court.

On August 27, 2017, iFresh, Inc. filed a complaint against Jendo Ermi, LP for, among other things, fraud and breach of contract associated with the lease (Los Angeles Superior Court Case No.: BC684617). iFresh, Inc. alleged that Jendo Ermi (1) overstated the square footage of the property to obtain higher rent; (2) failed to provide certain furniture, fixtures, and equipment (FF&E) valued at approximately $300,000 that were promised under the lease; and (3) failed to disclose that parts of the building were not habitable.

On May 31, 2018, the Company entered into a settlement agreement with Jendo Ermi, LP whereby iFresh agreed to transfer possession of the premises to Jendo and pay Jendo the total amount of $652,039 in satisfaction of all disputes between the parties. iFresh timely transferred possession of the premises to Jendo. A third party timely paid the full settlement amount on behalf of iFresh. Pursuant to the parties’ settlement agreement, iFresh dismissed with prejudice its action against Jendo and dismissed its appeal of the unlawful detainer judgment. Pursuant to the parties’ settlement agreement, Jendo filed an Acknowledgment of Satisfaction of Judgment with respect to the unlawful detainer judgment on November 6, 2018 and released the Company from any claims related to this transaction.

HDH, LLC v. New York Mart Group Inc.

iFresh’s subsidiary, New York Mart Group, Inc., entered into a lease with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary government permits. The landlord also sued the tenant for failing to pay rent and additional rent. The trial court entered a judgment on September 28, 2018. A hearing will be held on November 19, 2018 to determine the amount of damages to which the landlord is entitled. The landlord claims it is entitled to $210,062 in damages. New York Mart Group Inc. filed a notice of appeal on October 25, 2018. The appeal might take 1 to 2 years. The Company has accrued $200,000 for the potential loss and expense associated with this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

On December 23, 2016, a wholly-owned subsidiary of the Company, NYM Holding, Inc. (“NYM”), as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company failed to timely pay federal income taxes in the aggregate principal amount of $1,187,693, which resulted in the IRS imposing a tax lien on the Company on June 11, 2018 in the amount of $1,236,831. Although the Company subsequently paid the tax liabilities in full in June 2018 and the IRS released the tax lien by July 30, 2018, the Company was in default under the KeyBank Credit Agreement as of March 31, 2018 for having failed to timely pay federal taxes and because the IRS imposed a tax lien.

Additionally, the financial covenants of the KeyBank loan require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

Due to the Company’s failure to timely pay federal taxes, the IRS’s imposition of a tax lien, and the Company’s failure to satisfy the financial covenants of the Credit Agreement, the Company is currently in default under the Credit Agreement. The Company has advised KeyBank of the default, and while KeyBank has not yet acted to accelerate payment of the facility, KeyBank does consider the Company to be in default and will not make any further advances under the Credit Facility until the Company complies with its obligations under the Credit Agreement. The Company’s inability to draw down amounts under the credit facility significantly impairs the Company’s growth plans and limits its liquidity. In addition, if KeyBank were to decide to accelerate repayment of the Credit Facility, the Company’s financial condition and operations would be negatively impacted. Although the Company anticipates being able to obtain a waiver from KeyBank regarding the Company’s default, there is no guarantee that the Company will be successful in doing so.

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

Date: November 14, 2018