Form 10-Q
period 2018-12-31
iFresh Inc
filed 2019-02-14
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

As of February 14, 2019, 16,357,684 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	March 31,
	(UNAUDITED)	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,573,715	$640,915
Accounts receivable, net	4,111,371	4,903,340
Inventories, net	12,322,416	10,905,484
Prepaid expenses and other current assets	3,121,761	1,925,893
Total current assets	21,129,263	18,375,632
Advances to related parties	6,570,830	10,019,688
Property and equipment, net	20,409,626	17,818,805
Intangible assets, net	1,066,670	1,166,669
Security deposits	1,234,773	1,247,106
Deferred income taxes	-	313,832
Total assets	$50,411,162	$48,941,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,826,012	$15,561,956
Deferred revenue	600,392	326,459
Bank borrowings, current, net	21,668,093	17,044,486
Notes payable, current	105,974	135,203
Capital lease obligations, current	151,707	55,634
Accrued expenses	1,914,716	873,949
Taxes payable	-	1,606,504
Other payables, current	1,636,208	1,172,360
Total current liabilities	40,903,102	36,776,551
Notes payable, non-current	155,776	231,095
Capital lease obligations, non-current	452,992	70,724
Deferred rent	6,595,731	6,319,386
Other payables, non-current	91,100	78,500
Total liabilities	48,198,701	43,476,256
Commitments and contingencies
Shareholders’ equity
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,264,684 and 14,220,548 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	1,627	1,422
Additional paid-in capital	14,019,266	9,428,093
Accumulated deficit	(11,808,432)	(3,964,039)
Total shareholders’ equity	2,212,461	5,465,476
Total liabilities and shareholders’ equity	$50,411,162	$48,941,732

See accompanying notes to unaudit condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31	December 31	December 31	December 31
	2018	2017	2018	2017
Net sales	$30,397,501	$33,702,943	$89,490,417	$94,595,598
Net sales-related parties	906,565	2,160,248	3,186,593	7,136,011
Total net sales	31,304,066	35,863,191	92,677,010	101,731,609
Cost of sales	22,610,419	24,696,520	66,665,211	69,164,715
Cost of sales-related parties	753,392	1,811,041	2,726,605	5,763,537
Retail Occupancy costs	2,276,924	1,834,247	6,118,410	5,670,852
Gross profit	5,663,331	7,521,383	17,166,784	21,132,505
Selling, general and administrative expenses	7,429,877	7,764,416	24,608,895	22,866,321
Loss from operations	(1,766,546)	(243,033)	(7,442,111)	(1,733,816)
Interest expense, net	(357,301)	(214,198)	(1,002,127)	(590,835)
Other income	321,538	133,526	913,678	1,352,941
Loss before income taxes	(1,802,309)	(323,705)	(7,530,560)	(971,710)
Income tax provision (benefit)	-	(39,061)	313,833	(302,635)
Net Loss	$(1,802,309)	$(284,644)	$(7,844,393)	$(669,075)
Net loss per share:
Basic	$(0.11)	$(0.020)	$(0.52)	$(0.05)
Diluted	$(0.11)	$(0.020)	$(0.52)	$(0.05)
Weighted average shares outstanding:
Basic	16,154,392	14,166,922	15,080,794	14,167,599
Diluted	16,154,392	14,166,922	15,080,794	14,167,599

See accompanying notes to unaudit condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	December 31	December 31
	2018	2017
Cash flows from operating activities
Net loss	$(7,844,393)	$(669,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,432,173	1,277,863
Amortization expense	236,874	236,874
Share based compensation	837,354	297,536
Bad debt reserve	233,448
Deferred income taxes (Benefit)	313,832	(302,636)
Changes in operating assets and liabilities:	-
Accounts receivable	558,521	(2,626,729)
Inventories	(1,416,932)	(1,722,632)
Prepaid expenses and other current assets	(1,195,868)	(1,035,249)
Security deposits	12,333	(140,745)
Accounts payable	(735,941)	4,106,779
Deferred revenue	273,933	(67,708)
Accrued expenses	1,040,767	145,551
Taxes payable	(1,606,504)	(373,681)
Deferred rent	276,345	811,206
Other liabilities	476,446	(4,191,017)
Net cash used in operating activities	(7,107,612)	(4,253,663)
Cash flows from investing activities
Cash advances to (received from) related parties	(1,341,521)	2,254,227
Cash received from repayment of related party receivables	4,790,380	-
Acquisition of property and equipment	(3,441,064)	(2,435,012)
Cash proceeds from acquisition of Ecompass	-
Net cash provided by (used in) investing activities	7,795	(180,785)
Cash flows from financing activities
Borrowings against Term loan	3,950,000	1,050,000
Borrowings against lines of credit	1,750,000	3,200,000
Repayments on term loan	(1,213,268)	-
Repayments on lines of credit borrowings	-	(993,835)
Repayments on notes payable	(104,548)	(397,335)
Payments on capital lease obligations	(103,588)	(72,378)
Net proceeds received from issuance of stock	3,754,021	-
Net cash provided by financing activities	8,032,617	2,786,452
Net increase (decrease) in cash and cash equivalents	932,800	(1,647,996)
Cash and cash equivalents at beginning of the period	640,915	2,550,819
Cash and cash equivalents at the end of the period	$1,573,715	$902,823
Supplemental disclosure of cash flow information
Cash paid for interest	$985,771	$541,134
Cash paid for income taxes	$1,606,504	$-
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$779,837	$249,411

See accompanying notes to unaudit condensed consolidated financial statements

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

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the nine months ended December 31, 2018 and 2017 and for the fiscal years ended March 31 2018 and 2017. The Company had negative working capital of $19.8 million and $18.4 million as of December 31, 2018 and March 31, 2018, respectively. The Company did not meet the financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”) as of December 31, 2018 and March 31, 2018. As of December 31, 2018, the Company has outstanding loan facilities of approximately $21.7 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, and bank loans. As of December 31, 2018, the Company also has $6.6 million of advances to and receivables from related parties that the Company intends to collect or use to offset potential future acquisitions. The Company also plans to issue additional stock in lieu of cash as part of potential future acquisitions and raise additional capital through sales of Company stock if necessary.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of December 31, 2018 and March 31, 2018. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. KeyBank has notified the Company that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. KeyBank has not yet acted to accelerate payment of the facility.

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

The unaudited interim financial information as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2018.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both December 31, 2018 and March 31, 2018. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of December 31, 2018 and March 31, 2018, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2018. For the nine months ended December 31, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the Nine months Ended
	December 31, 2018	December 31, 2017
Grocery	$36,561,550	$40,976,339
Perishable goods	56,115,460	60,755,270
Total	$92,677,010	$101,731,609

	For the Three Months Ended
	December 31, 2018	December 31, 2017
Grocery	$11,333,857	$14,752,728
Perishable goods	19,970,209	21,110,463
Total	$31,304,066	$35,863,191

Business combination involving entities under common control

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

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	December 31,	March 31,
	2018	2018
Customer purchases	$4,113,715	$4,643,922
Credit card receivables	336,828	332,136
Food stamps	58,518	101,105
Others	50,026	30,945
Total accounts receivable	4,559,087	5,108,108
Allowance for bad debt	(447,716)	(204,768)
Accounts receivable, net	$4,111,371	$4,903,340

6. Inventories

A summary of inventories, net is as follows:

	December 31,	March 31,
	2018	2018
Non-perishables	$10,455,989	$9,206,442
Perishables	1,947,493	1,798,970
Inventories	12,403,482	11,005,412
Allowance for slow moving or defective inventories	(81,066)	(99,928)
Inventories, net	$12,322,416	$10,905,484

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	December 31,	March 31,
Entities	2018	2018
New York Mart, Inc.	$-	$838,096
Pacific Supermarkets Inc.	798,329	1,151,338
NY Mart MD Inc.	1,803,051	3,709,493
iFresh Harwin Inc.	-	557,262
Advances - related parties	$2,601,380	$6,256,189

New York Mart, Inc.	605,263	1,021,572
Pacific Supermarkets Inc.	132,899	210,450
NY Mart MD Inc.	2,980,678	2,290,197
iFresh Harwin Inc	250,610	241,280
Receivables – related parties	3,969,450	3,763,499
Total advances and receivables – related parties	$6,570,830	$10,019,688

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

8. Property and Equipment

	December 31,	March 31,
	2018	2018
Furniture, fixtures and equipment	$19,773,657	$17,190,356
Automobiles	2,157,240	2,125,874
Leasehold improvements	8,639,522	7,234,484
Software	6,735	6,735
Total property and equipment	30,577,154	26,557,449
Accumulated depreciation and amortization	(10,167,528)	(8,738,644)
Property and equipment, net	$20,409,626	$17,818,805

Depreciation expense for the nine months ended December 31, 2018 and 2017 was $1,432,173 and $1,277,863, respectively. For the three months ended December 31, 2018 and 2017, the depreciation expense was $488,688 and $445,196, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at December 31,
	2018	Additions	2018
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,333,331)	$(99,999)	$(1,433,330)
Intangible assets, net	$1,166,669	$(99,999)	$1,066,670

Amortization expense was $99,999 and $99,999 for the nine months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018 and 2017, amortization expense was $33,333 and $33,333, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending December 31,
2019	$133,333
2020	133,333
2021	133,333
2022	133,333
2023	133,333
Thereafter	400,005
Total	$1,066,670

10. Debt

A summary of the Company’s debt is as follows:

	December 31,	March 31,
	2018	2018
Revolving Line of Credit - KeyBank National Association	$4,950,000	3,200,000
Delayed Term Loan - KeyBank National Association	4,619,983	997,500
Term Loan - KeyBank National Association	12,648,610	13,531,361
Less: Deferred financing cost	(547,500)	(684,375)
Total (a)	21,668,093	17,044,486

(a)	Because the Company is not in compliance with the financial covenants of the KeyBank loans, the loan balance due after one year from the balance sheet date has been reclassified as short-term liability.

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, a wholly-owned subsidiary of the Company, NYM Holding, Inc. (“NYM”), as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. The termination date of the revolving credit and the maturity date of the term loans are both December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. As of December 31, 2018, the Company had used $4,950,000 of the revolving line of credit.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows, assuming KeyBank does not act to accelerate payment under this credit facility:

Year Ending December 31
2019	$1,470,116
2020	1,747,914
2021	1,787,457
2022	16,662,606
Total	$21,668,093

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the financial covenants of the KeyBank loan require NYM to maintain a senior funded debt to EBITDA ratio of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2018 and March 31, 2018, the Company’s senior funded debt to EBITDA ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

11. Notes Payable

Notes payables consist of the following:

	December 31,	March 31,
	2018	2018
Hitachi Capital America Corp.
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10, 2019	6,436	25,083
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	21,252	28,498
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	9,764	15,535
Isuzu Finance of America, Inc.*
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	-	15,045
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	14,620	19,612
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	11,021	17,573
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	27,166	32,216
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	26,029	34,112
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	55,144	68,047
Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	14,596	17,516
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	27,826	33,517
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	25,928	31,621
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	21,968	27,924
Total Notes Payable	$261,750	$366,298
Current notes payable	(105,974)	(135,203)
Long-term notes payable, net of current maturities	$155,776	$231,095

*The amount is fully repaid upon maturity

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending December 31,
2019	$105,974
2020	89,663
2021	54,024
2022	12,089
Total	$261,750

12. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	December 31,	March 31,
	2018	2018
Capital lease obligations:
Current	$151,707	$55,634
Long-term	452,992	70,724
Total obligations	$604,699	$126,358

Interest expense on capital lease obligations for the nine months ended December 31, 2018 and 2017 amounted to $34,259 and $6,213, respectively. For the three months ended December 31, 2018 and 2017, amounted to $10,013 and $2,254 respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending December 31,
2019	$199,182
2020	175,103
2021	153,765
2022	146,831
2023	46,767
Total minimum lease payments	721,648
Less: Amount representing interest	(116,949)
Total	$604,699

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

The following tables present summary information by segment for the three and nine months ended December 31, 2018 and 2017, respectively:

	Nine months ended December 31, 2018
	Wholesale	Retail	Total

Net sales	$13,940,908	$78,736,102	$92,677,010
Cost of sales	10,469,830	58,921,986	69,391,816
Retail occupancy costs	-	6,118,410	6,118,410
Gross profit	$3,471,078	$13,695,706	$17,166,784

Interest expense, net	$(11,334)	$(990,793)	$(1,002,127)
Depreciation and amortization	$181,380	$1,487,667	$1,669,047
Capital expenditures	$28,613	$4,192,288	$4,220,901
Segment income (loss) before income tax provision (benefit)	$36,983	$(7,567,539)	$(7,530,556)
Income tax provision (benefit)	$43,831	$270,002	$313,833
Segment assets	$11,236,146	$39,175,016	$50,411,162

	Nine months ended December 31, 2017
	Wholesale	Retail	Total

Net sales	$20,426,869	$81,304,740	$101,731,609
Cost of sales	15,600,495	59,327,757	74,928,252
Retail occupancy costs	-	5,670,852	5,670,852
Gross profit	$4,826,374	$16,306,131	$21,132,505

Interest expense, net	$(20,490)	$(570,345)	$(590,835)
Depreciation and amortization	$189,396	$1,325,341	$1,514,737
Capital expenditure	$60,712	$2,623,711	$2,684,423
Segment income before income tax provision	$665,940	$(1,637,651)	$(971,710)
Income tax provision (benefit)	$243,701	$(546,336)	$(302,635)
Segment assets	$12,605,082	$36,404,816	$49,009,898

The following tables present summary information by segment for the three months ended December 31, 2018 and 2017, respectively:

	Three months ended December 31, 2018
	Wholesale	Retail	Total

Net sales	$4,323,321	$26,980,745	$31,304,066
Cost of sales	3,129,400	20,234,411	23,363,811
Retail occupancy costs	-	2,276,924	2,276,924
Gross profit	$1,193,921	$4,469,410	$5,663,331

Interest expense, net	$(3,368)	$(353,933)	$(357,301)
Depreciation and amortization	$63,990	$526,469	$590,459
Capital expenditures	$10,300	$510,228	$520,528
Segment loss before income provision (benefit)	$(95,459)	$(1,706,850)	$(1,802,309)
Income tax provision	$-	$-	$-
Segment assets	$11,236,146	$39,175,016	$50,411,162

	Three months ended December 31, 2017
	Wholesale	Retail	Total

Net sales	$7,670,169	$28,193,022	$35,863,191
Cost of sales	5,802,969	20,704,592	26,507,561
Retail occupancy costs	-	1,834,247	1,834,247
Gross profit	$1,867,200	$5,654,183	$7,521,383

Interest expense, net	$(2,332)	$(212,120)	$(214,452)
Depreciation and amortization	$58,562	$465,592	$524,154
Capital expenditure	$38,117	$407,355	$445,472
Segment income before income provision (benefit)	$236,372	$(560,078)	$(323,706)
Income tax provision	$20,325	$(59,387)	$(39,061)
Segment assets	$12,605,082	$36,404,816	$49,009,898

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

The Company had approximately $9,959,639 and $2,429,079 of U.S. NOL carry forward as of December 31, 2018, and March 31, 2018, respectively. For income tax purpose, those NOLs will expire in the years 2031 through 2037.

Based upon management’s assessment of all available evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized, and therefore, a full valuation allowance is established for deferred tax assets. The valuation allowance for deferred tax assets was $3,839,327 and $486,730 as of December 31, 2018, and March 31, 2018, respectively.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the nine months ended
	December 31
	2018	2017
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	235,375	(195,102)
State	78,458	(107,533)
	313,833	(302,635)

Total	$313,833	$(302,635)

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United States federal statutory tax rate:

	Nine months ended December 31,
	2018	2017
Expected tax at U.S. statutory income tax rate	21%	34%
State and local income taxes, net of federal income tax effect	14%	14%
Other non-deductible fees and expenses	3%	1%
Change of deferred tax reserve	(44.5%)	(19%)
Other	2.3%	1%
Effective tax rate	(4.2%)	31%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts are as follows:

	December 31,	March 31,
	2018	2018
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$522,987	$68,124
Sec 263A Inventory Cap	155,676	189,100
Deferred rent	1,824,730	1,983,213
Depreciation and amortization	(1,303,996)	(1,971,247)
Net operating losses	2,639,930	531,372
Valuation allowance	(3,839,327)	(486,730)
Net Deferred Tax Assets	$-	$313,832

15. Related-Party Transactions

Management Fees, Advertising Fees, and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees, and sale of products for the nine months ended December 31, 2018, and December 31, 2017, respectively, to related parties that are owned directly or indirectly, in whole or in part, by Mr. Long Deng, the Company’s majority shareholder and Chief Executive Officer, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of December 31, 2018 and March 31, 2018 are included in Note 7, Advances and receivables – related parties (see Note 7).

Nine months ended December 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$880	$193,741
Pacific Supermarket Inc.	77,998	14,040	1,314,938
NY Mart MD Inc.	72,119	10,920	1,622,255
New York Mart El Monte Inc.	4,944	1,600	-
iFresh Harwin Inc.	2,862	2,600	9,677
Spring Farm Inc.	3,702	-	2,708
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	550		-
Pine Court Sunrise, Inc.	-	-	43,274
Elhurst	8,877	860	-
	$182,703	$30,900	$3,186,592

Nine months ended December 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$42,756	$28,028	$1,656,862
Pacific Supermarkets Inc.	62,440	30,368	2,606,133
NY Mart MD Inc.	43,721	7,171	2,442,017
El Monte	8,868	800	105,177
iFresh Harwin Inc	4,240	800	141,377
Spring Farm Inc.	-	-	4,798
Spicy Bubbles, Inc.	-	-	59,395
Pine Court Chinese Bistro	-	-	120,252
	$162,025	$67,167	$7,136,011

The following is a detailed breakdown of significant management fees, advertising fees, and sale of products for the three months ended December 31, 2018, and December 31, 2017, respectively, to related parties.

Three months ended December 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$-	$-	$-
Pacific Supermarket Inc.	21,945	1,530	295,344
NY Mart MD Inc.	32,836	3,560	600,776
Pine Court Sunrise, Inc.	-	-	9,647
Elhurst	8,877	860
Spring Farm Inc.	3,702		797
	$67,360	$5,950	$906,564

Three months ended December 31, 2017
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$15,845	$5,770	$565,816
Pacific Supermarkets Inc.	22,237	6,550	749,033
NY Mart MD Inc.	16,704	2,080	755,178
El Monte	5,575	800	17,673
iFresh Harwin Inc	4,240	800	44,445
Spring Farm Inc.	-	-	607
Spicy Bubbles, Inc.	-	-	6,768
Pine Court Chinese Bistro	-	-	20,728
	$64,601	$16,000	$2,160,248

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that are owned directly or indirectly, in whole or in part, by Mr. Long Deng, the Company’s majority shareholder and Chief Executive Officer. Rent incurred to the related party was $877,381 and $877,381 for the nine months ended on December 31, 2018 and 2017, respectively, and $292,460. and $523,381 for the three months ended on December 31, 2018 and 2017, respectively.

16. Operating Lease Commitments

The Company leases retail stores, offices, and warehouse buildings. These leases have an average remaining lease term of approximately 9 years as of December 31, 2018.

Rent expense charged to operations under operating leases in the nine months ended on December 31, 2018 and 2017 amounted to $6,118,410 and $5,670,852, respectively, and $2,276,924 and $1,834,247 for the three months ended December 31, 2018 and 2017, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year as of December 31, 2018 are as follows:

	Non-related parties	Related party	Total
2019	$7,364,509	$1,505,891	$8,870,400
2020	7,493,114	1,595,067	9,088,181
2021	7,208,124	1,623,333	8,830,457
2022	7,315,813	1,666,607	8,982,420
2023	7,097,124	1,678,768	8,775,892
Thereafter	46,875,356	10,655,505	57,530,861
Total payments	$83,354,040	$18,724,171	$102,078,211

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

18. Subsequent events

On January 23, 2019, Mr. Long Deng (the “Seller”), CEO and a director of the Company, a company duly organized under the laws of state of Delaware and HK Xu Ding Co. Limited (the “Purchaser”), a Hong Kong limited liability company, entered into a share purchase agreement (the “Agreement”), pursuant to which Purchaser agreed to purchase from the Seller an aggregate of 8,294,989 restricted shares (“Shares”) of Common Stock of the Company, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The total consideration for the Shares is $7,050,740.65 of cash (“Purchase Price”) based on a per share price of $0.85. The transaction contemplated by the Agreement shall complete upon satisfaction of all closing conditions including but not limited to Purchaser’s payment of the Purchase Price and Seller’s delivery of all documents to effectuate the transfer of the Shares. On February 8, 2019, the deal was closed. The Seller sold an aggregate of 8,294,989 shares of Common Stock to the Purchaser for an aggregate sales price of $7,050,740.65, pursuant to the Agreement.

On February 7, 2019, the Company received a notice from Keybank indicating Keybank does not consent to the transaction contemplated by the Share Purchase Agreement by and between Long Deng and HK Xu Ding Co. Limited and that the monthly principal and interest payment amount shall be adjusted to $155,872.35 to fully amortize the current outstanding principal balance of the loan over the number of months remaining on the original ten year amortization period at the interest rate now in effect. Keybank also indicated that as a result of the events of default occurred so far, effective March 1, 2019, interest will accrue on all loans at the default rate.

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

 Outlook

iFresh’s net sales were $92.7 million and $101.7 million for the nine months ended December 31, 2018 and 2017, respectively. In terms of sales by category, Perishables constituted approximately 60.5% of the total sales for the nine months ended December 31, 2018. iFresh’s net loss was $7.8 million for the nine months ended December 31, 2018, an increase of $7.2 million, or 1072%, from $669,075 of net loss for the nine months ended December 31, 2017. Adjusted EBITDA was ($4.9 million) for the nine months ended December 31, 2018, a decrease of $6.0 million, or 529%, from $1.1 adjusted EBITDA for the nine months ended December 31, 2017.

Factors Affecting iFresh’s Operating Results

The following is a non-exclusive list of factors that may affect iFresh’s operating results.

Seasonality

iFresh’s business shows seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and December 31, respectively) are usually 5% to 10% lower than in its third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year) in January or February.

Competition

The Company faces competition from other Asian supermarkets. In 2018, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. iFresh’s management believes that this impact is temporary and expects sales to rebound.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $2.2 million, or 17% for the nine months ended December 31, 2018 as compared to the same period last year as a result of workforce reductions to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system is a key to profitability. iFresh operates its own wholesale facilities, which supplied about 22% of iFresh’s retail stores’ procurement for the fiscal year ended December 31, 2018. iFresh believes that its centralized vendor management may enhance iFresh’s negotiating power and improve its ability to turn over inventory and vendor payables. Any changes to iFresh’s vendor and supply management system could affect iFresh’s purchasing costs and operating expenses.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after completion. Significant maintenance or renovation would affect our operations and operating results. As of December 31, 2018, three iFresh stores are under renovation and have not opened yet. iFresh incurred $886,640 in expenses for these three stores for the year ended December 31 , 2018. Because these stores are being renovated, they have not yet generated any sales.

Store Acquisitions and Openings

iFresh expects new stores it acquires or opens to be the primary driver of its gains in sales, operating profit, and market share. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities, and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. In January 2019, one of our Glen Cove has been fully operated and started to generate revenue.

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

Results of Operations for the nine months ended December 31, 2018 and 2017

	For the nine months ended December 31		Changes
	2018	2017	$	%
Net sales-third parties	$89,490,417	$94,595,598	$(5,105,181)	(5.4)%
Net sales-related parties	3,186,593	7,136,011	(3,949,418)	(55.3)%
Total Sales	92,677,010	101,731,609	(9,054,599)	(8.9)%
Cost of sales-third parties	66,665,211	69,164,715	(2,499,505)	(3.6)%
Cost of sales-related parties	2,726,605	5,763,537	(3,036,932)	(52.7)%
Occupancy costs	6,118,410	5,670,852	447,558	7.9%
Gross Profit	17,166,784	21,132,505	(3,965,721)	(18.8)%
Selling, general, and administrative expenses	24,608,895	22,866,321	1,742,574	7.6%
Income from operations	(7,442,111)	(1,733,816)	(5,708,295)	329,2%
Interest expense	(1,002,127)	(590,835)	(411,292)	69.6%
Other income	913,678	1,352,941	(439,263)	(32.5)%
Income before income tax provision	(7,530,560)	(971,710)	(6,558,850)	675%
Income tax provision (benefit)	313,833	(302,635)	616,468	(203.7)%
Net income	(7,844,393)	$(669,075)	$(7,175,318)	1072.4%

Net Sales

	For the nine months ended December 31,		Changes
	2018	2017	$	%
Net sales of retail-third parties	$78,736,102	$81,304,740	$(2,568,638)	(3.16)%
Net sales of wholesale-third parties	10,754,315	13,290,858	(2,536,543)	(19.08)%
Net sales of wholesale-related parties	3,186,593	7,136,011	(3,949,418)	(55.34)%
Total Net Sales	$92,677,010	$101,731,609	$(9,054,599)	(8.9)%

iFresh’s net sales were $92.7 million for the nine months ended December 31, 2018, a decrease of $9.0 million, or 8.9%, from $101.7million for the nine months ended December 31, 2017.

Net retail sales to third parties decreased by $2.6 million, or 3.2%, from $81.3 million for the nine months ended December 31, 2017, to $78.7 million for the nine months ended December 31, 2018. The decrease resulted mainly from our Quincy and Boston, Massachusetts stores. The Company believes the sales drop is temporary and caused in part by increased competition in the local market. A new Asian supermarket opened near our Quincy store, and the store is partially under renovation. Due in part to the ongoing renovations and increased competition, sales from our Quincy and Boston stores decreased by $4.1 million. Sales from other stores increased by $1.5 million mainly due to normal business fluctuations. Our total net wholesale sales decreased by $6.5 million from $20.4 million for the nine months ended December 31, 2017 to $13.9 million for the nine months ended December 31, 2018, attributable in part to decreases in sales to related parties. Since this summer, our affiliate companies purchased fruit and vegetables from local farmers to supply more fresh goods to their customers. They relied less on our wholesale subsidiaries to provide products to them. In addition, one of our major affiliated customer New York Mart, Inc is going out of business and sales made to it decreased by $1.5 million.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the nine months ended December 31,		Changes
	2018	2017	$	%
Cost of sales	$58,921,986	$59,327,757	$(405,771)	(0.68)%
Occupancy costs	6,118,410	5,670,852	447,558	7.89%
Gross profit	13,695,706	16,306,131	(2,610,425)	(16.01)%
Gross margin	17.4%	20.1%	-2.7%	-

For the retail segment, cost of sales decreased by $406,000, from $59.3 million for the nine months ended December 31, 2017, to $58.9 million for the nine months ended December 31, 2018. The decrease was consistent with the decrease sales from retail sales.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs increased by approximately $0.4 million, which was mainly attributable to increased taxes and store specific costs and the rent of the iFresh E. Colonial, Inc. store.

Gross profit was $13.7 and $16.3 million for the nine months ended December 31, 2018 and 2017, respectively. Gross margin was 17.4% and 20.1% for the nine months ended December 31, 2018 and 2017, respectively. The gross profit decreased due to the performance of the Quincy and Boston stores, as mentioned above. The Boston store’s gross profit fell to 21.2% this year, compared to 27.8% at the same time last year. The Quincy store’s gross profit fell from 21.3% this time last year to 15.4%. Both stores’ gross profits have decreased as they react to price pressures from competing local supermarkets.

Wholesale Segment	For the nine months ended December 31,		Changes
	2018	2017	$	%
Cost of sales	$10,469,830	$15,600,495	$(5,130,665)	(32.89)%
Gross profit	3,471,078	4,826,374	(1,355,296)	(28.08)%
Gross margin	24.9%	23.6%	1.3%	-

For our wholesale segment, the cost of sales for the nine months ended December 31 decreased by $5.1 million, or 32.9%, from $15.6 million in 2017 to $10.5 million in 2018. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2017.

Gross profit for the nine months ended December 31 decreased by $1.3 million, or 28%, from $4.8 million in 2017 to $3.5 million in 2018. Gross margin increased by 1.3% from 23.6% to 24.9%. The increase was due to the relatively lower proportion of related party sales to the total wholesale revenue, compared to 2017. Related party wholesale transactions had relatively lower gross profit.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $24.6 million for the nine months ended December 31, 2018, an increase of $1.7 million, or 7.6%, compared to $22.9 million for the nine months ended December 31, 2017, which was mainly attributable to the accrual of legal expenses of $1.3 million in three lawsuits in which judgments were entered against us, as well as $0.7 million for stock compensation to employees.

Interest Expense

Interest expense was $1.0 million for the nine months ended December 31, 2018, an increase of $0.4 million, or 69.6%, from $591,000 for the nine months ended December 31, 2017, primarily attributable to the increased loan balance from KeyBank, which was borrowed in the nine month for $5.7 million, as well as increased interest rate in this year compared to last year.

Other income

Other income was $0.9 million for the nine months ended December 31, 2018, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income decreased $0.4 million, or 32.5%, from $1.3 million for the nine months ended December 31, 2017. For the nine months ended December 31, 2017, the Company had insurance claim proceeds and lease dispute income in the amount of $620,000.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax expense was $0.3 million for the nine months ended December 31, 2018, a decrease of $0.6 million, or 204%, compared to $302,000 of income tax benefit for the nine months ended December 31, 2017. The effective income tax rate was -4.2% and 31% for the nine months ended December 31, 2018 and 2017, respectively. The significant decrease of income tax expense was due to the reserve made for deferred tax assets. Due to the Company’s continued operating losses, management determined that the deferred tax assets should be fully reserved.

Net Income (loss)

	For the nine months ended December 31,		Changes
	2018	2017	$	%
Net income (loss)	$(7,844,393)	$(669,075)	$(7,175,318)	1,072%
Net Profit Margin	-8.46%	-0.66%	-7.80%

Net loss was $7.8 million for the nine months ended December 31, 2018, a increase of $7.2 million, or 1,072%, from $669,000 of net loss for the nine months ended December 31, 2017, mainly attributable to the decreased gross margin and increase in selling, general, and administrative expenses described above. Net loss as a percentage of sales was -8.46% and -0.66% for the nine months ended December 31, 2018 and 2017, respectively.

Adjusted EBITDA

	For the nine months ended December 31,		Changes
	2018	2017	$	%
Net loss	$(7,844,393)	$(669,075)	$(7,175,318)	1072%
Interest expense	1,002,127	590,835	411,292	70%
Income tax provision	313,833	(302,635)	616,468	-204%
Depreciation	1,432,173	1,277,863	154,310	12%
Amortization	236,874	236,874	-	0%
Adjusted EBITDA	$(4,859,386)	$1,133,862	$(5,993,248)	-529%
Percentage of sales	-5.2%	1.1%	-6.3%

Loss before income tax, depreciation, and amortization was $4.9 million for the nine months ended December 31, 2018, a decrease of $6.0 million, as compared to income before income tax, depreciation, and amortization of $1.1 for the nine months ended December 31, 2017, mainly attributable to the decrease in net income resulting from decreased sales and increase in selling, general, and administrative expenses and income tax expenses described above. The ratio of Adjusted EBITDA to sales was -5.2% and 1.1% for the nine months ended December 31, 2018 and 2017, respectively.

Results of Operations for the three months ended December 31, 2018 and 2017

	For the three months ended December 31,		Changes
	2018	2017	$	%
Net sales-third parties	$30,397,501	$33,702,943	$(3,305,442)	(9.8)%
Net sales-related parties	906,565	2,160,248	(1,253,683)	(58)%
Total Sales	31,304,066	35,863,191	(4,559,125)	(12.7)%
Cost of sales-third parties	22,610,419	24,696,520	(2,086,101)	(8.4)%
Cost of sales-related parties	753,392	1,811,041	(1,057,649)	(58.4)%
Occupancy costs	2,276,924	1,834,247	442,677	24.1%
Gross Profit	5,663,331	7,521,383	(1,858,052)	(24.7)%
Selling, general and administrative expenses	7,429,877	7,764,416	(334,539)	(4.3)%
Income (Loss) from operations	(1,766,546)	(243,033)	(1,523,513)	627%
Interest expense	(357,301)	(214,198)	(143,103)	66.8%
Other income	321,538	133,526	188,012	140.8%
Income before income tax provision	(1,802,309)	(323,705)	(1,478,604)	456.8%
Income tax provision	-	(39,061)	39,061	(100)%
Net income	$(1,802,309)	$(284,644)	$(1,517,665)	533.2%
Net income attributable to common shareholders	$(1,802,309)	$(284,644)	$(1,517,665)	533.2%

Net Sales

	For the three months ended December 31,		Changes
	2018	2017	$	%
Net sales of retail	$26,980,745	$28,193,022	$(1,212,277)	(4.3)%
Net sales of wholesale-third parties	3,416,756	5,509,921	(2,093,165)	(38)%
Net sales of wholesale-related parties	906,565	2,160,248	(1,253,683)	(58)%
Total Net Sales	$31,304,066	$35,863,191	$(4,559,125)	12.7%

iFresh’s net sales were $31.3 million for the three months ended December 31, 2018, a decrease of $4.6 million, or 12.7%, from $35.9 million for the three months ended December 31, 2017.

Net retail sales decreased by $1.2 million, or 4.3%, from $28.2 million for the three months ended December 31, 2017, to $27.0 million for the three months ended December 31, 2018. The decrease resulted mainly from our Quincy and Boston, Massachusetts stores, which have been engaged in ongoing lease improvement for several months. The Company believes the decline in sales is temporary and caused in part by increased competition in the local markets. A new Asian supermarket opened near our Quincy store. Due in part to ongoing renovations and increased competition, sales from our Quincy and Boston stores decreased by $1.1 million. Sales from other stores decreased by $0.1 million mainly due to normal business fluctuations. Our total net wholesale sales decreased by $3.3 million, from $7.6 million for the three months ended December 31, 2017 to $4.3 million for the three months ended December 31, 2018, which was attributable to decrease of $1.2 million in sales to related parties and $2.1 million to third parties due to the closing of our one of the two wholesale subsidiaries- New York Mart Group .

Cost of sales, Occupancy costs and Gross profit

Retail Segment	For the three months ended December 31,		Changes
	2018	2017	$	%
Cost of sales	$20,234,411	$20,704,592	$(470,181)	(2.3)%
Occupancy costs	2,276,924	1,834,247	442,677	24.1%
Gross profit	4,469,410	5,654,183	(1,184,773)	(21.0)%
Gross margin	16.6%	20.1%	-3.5%

For the retail segment, gross profit was $4.5 million and $5.7 million for the three months ended December 31, 2018 and 2017, respectively. Gross margin decreased from 20.1% for the three months ended December 31, 2017 to 16.6% for the three months ended December 31, 2017 due to the performance of the Quincy and Boston stores discussed above. The Boston store’s gross profit fell to 21.4% this quarter, compared to 23.3% at the same time last year. The Quincy store’s gross profit fell from 19.8% this time last year to 13.7%. Both stores’ gross profits have decreased as they react to price pressures from competing local supermarkets.

Cost of sales decreased by $470,000, or 2.3%, from $20.7 million for the three months ended December 31, 2017 to $20.2 million for the three months ended December 31, 2018. This change was in line with the decrease in sales for the three months.

Occupancy costs consist of store-level expenses such as rental expense, property taxes, and other store specific costs. Occupancy costs increased by approximately $0.4million, or 24.1%, from $1.9 million for the three months ended December 31, 2017 to $2.3 million for the three months ended December 31, 2018, which was mainly attributable to increased taxes and store specific costs and the rent of the iFresh E. Colonial, Inc. store.

Wholesale Segment	For the three months ended December 31,		Changes
	2018	2017	$	%
Cost of sales	$3,129,400	$5,802,969	$(2,673,569)	(46.1)%
Gross profit	$1,193,921	1,867,200	(673,279)	(36.1)%
Gross margin	27.6%	24.3%	3.3%

For the wholesale segment, cost of sales decreased by $2.7 million, or 46.1%, from $5.8 million for the three months ended December 31, 2017 to $3.1 million for the three months ended December 31, 2018. The decrease in cost of sales was proportional with the decrease in sales.

Gross profit decreased by $0.7 million, or 36%, from $1.9 million for the three months ended December 31, 2017 to $1.2 million for the three months ended December 31, 2018. Gross margin increased by 3.3% from 24.3% to 27.6%. The increase was due to the relatively lower proportion of related party sales to the total wholesale revenue, compared to 2017. Related party wholesale transactions had relatively lower gross profit

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses was $7.4 million for the three months ended December 31, 2018, a decrease of $0.3 million, or 4.3%, compared to $7.7 million for the three months ended December 31, 2017, which is considered as consistent within normal course of business.

Interest Expense

Interest expense was $357,000 for the three months ended December 31, 2018, an increase of $143,000, or 66.8%, from $214,000 for the three months ended December 31, 2017, primarily attributable to the additional $4.0 million borrowed from the KeyBank credit facility in May 2018, compared to the loan balance as of December 31, 2017.

Other income

Other income was $0.3 million for the three months ended December 31, 2018, an increase of $188,000, or 141%, from $133,000 million for the three months ended December 31, 2017, primarily as a result of increased charge of management fee, advertising fee from third parties.

Income Taxes Provision

The Company is subject to U.S. federal and state income taxes. Income tax was $0 for the three months ended December 31, 2018, a decrease of $39,000, or 100%, compared to $39,000 of tax benefit for the three months ended December 31, 2017, which was mainly attributable to reserve made for deferred tax allowance. For the three months ended December 31, 2018, the Company had a loss before tax and the deferred tax assets were fully reserved thus no income tax expense was recorded.

Net Income

	For the three months ended December 31,		Changes
	2018	2017	$	%
Net income (loss)	$(1,802,309)	$(284,644)	$(1,517,665)	(533)%
Net Profit Margin	(5.76)%	(0.79)%	(4.97)%

Net loss was $1.8 for the three months ended December 31, 2018, an increase of $1.5 million, or 533%, from $284,644 of net loss for the three months ended December 31, 2017, mainly attributable to the decrease in gross margin and increase in selling, general, and administrative expenses and higher interest expenses, as described above.

Adjusted EBITDA

	For the three month ended December 31,		Changes
	2018	2017	$	%
Net loss	$(1,802,309)	$(284,644)	$(1,517,665)	(533)%
Interest expense	357,301	214,198	143,103	67%
Income tax provision	-	(39,061)	39,061	(100)%
Depreciation	488,688	445,196	43,492	10%
Amortization	101,771	78,958	22,813	29%
Adjusted EBITDA	$(854,549)	$414,647	$(1,269,196)	(306)%
Percentage of sales	(2.7)%	1.2%	(3.9)%

Adjusted EBITDA was a loss of ($0.9 million) for the three months ended December 31, 2018, a decrease of $1.3 million, or 306%, as compared to $0.4 million of EBITDA income for the three months ended December 31, 2017, mainly attributable to increased net loss of approximately $1.5 million. The ratio of Adjusted EBITDA to sales was (2.7)% and 1.2% for the three months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, iFresh had cash and cash equivalents of approximately $1.6 million. iFresh had operating losses in fiscal year 2018 and had negative working capital of $19.8 million and $18.4 million as of December 31, 2018 and March 31, 2018, respectively. The long-term KeyBank loan of $21.7 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet the financial covenant required in the credit agreement with KeyBank National Association (“KeyBank”). As of December 31, 2018, the Company has outstanding loan facilities of approximately $21.7 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of December 31, 2018. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If the future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, iFresh may be forced to reduce or delay its expected new store acquisition and openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of its debt. Our working capital position benefits from the fact that it generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

We have $6.6 million of advances and receivable from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties. For the nine months ended December 31, 2018, the Company and certain institutional investors entered into a securities purchase agreement pursuant to which the Company sold to such investors an aggregate of 1,833,000 shares of common stock and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.75 million. The Company plans to issue additional stock in lieu of cash as part of the acquisition consideration and plans to raise additional capital through sales of Company stock if necessary. The Company intends to use part of the cash generated from operations to fund its online sales initiative.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of December 31, 2018, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the nine months ended December 31, 2018 and 2017.

	For the nine months ended December 31,
	2018	2017
Net cash used in operating activities	$(7,107,612)	$(4,253,663)
Net cash provided by (used in) investing activities	7,795	(180,785)
Net cash provided by (used in) financing activities	8,032,617	2,786,452
Net (decrease) increase in cash and cash equivalents	$932,800	$(1,647,996)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $7.1 million for the nine months ended December 31, 2018, an increase of $2.9million, or 67%, compared to $4.2 million used in operating activities for the nine months ended December 31, 2017. The increase was a result of a decrease in net income of $7.2 million.

Investing Activities

Net cash provided by investing activities was approximately $8,000 for the nine months ended December 31, 2018, an increase of $188,000, compared to $181,000 used in investing activities for the nine months ended December 31, 2017. The increase was primarily attributable to the increase in cash receivable from repayment of related party receivables of $4.8 million and offset by increased cash paid for equipment and property acquisition of $1.0 million and increased cash advanced to related party for $3.6 million.

Financing Activities

Net cash provided by financing activities was approximately $8.0 million for the nine months ended December 31, 2018, which mainly consisted of net cash flow from bank loans of $5.7 million, cash received from issuance of stock of $3.7 million, offset by $1.4 million cash paid for loans, notes payable, and capital leases. Net cash provided from financing activities was $2.8 million for the nine months ended December 31, 2017, which mainly consisted of net cash flow from bank loans of $4.3 million, offset by $1.5million cash paid for notes payable and capital leases.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of December 31, 2018.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of December 31, 2018.

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

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2018 and March 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2018:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$21,668,093	$1,470,116	$3,535,371	$16,662,606	—
Estimated interest payments on bank loans	1,534,829	568,229	936,034	30,566	—
Notes payable	261,750	105,974	143,687	12,089	—
Capital lease obligations including interest	721,648	199,182	328,868	193,598	—
Operating Lease Obligations(1)	102,078,211	8,870,400	17,918,638	17,758,312	57,530,861
	$126,264,531	$11,213,901	$22,862,598	$34,657,171	$57,530,861

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of December 31, 2018. For the nine and three months ended December 31, 2018, revenue recognized from performance obligations related to prior periods was insignificant.

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

As of December 31, 2018, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

Additionally, the financial covenants of the KeyBank loan require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, on February 7, 2019, the Company received a notice from Keybank indicating Keybank does not consent to the transaction contemplated by the Share Purchase Agreement by and between Long Deng and HK Xu Ding Co. Limited and that the monthly principal and interest payment amount shall be adjusted to $155,872.35 to fully amortize the current outstanding principal blance of the loan over the number of months remaining on the original ten year amortization period at the interest rate now in effect.

Due to the Company’s failure to timely pay federal taxes, the IRS’s imposition of a tax lien, the Company’s failure to satisfy the financial covenants of the Credit Agreement, the Company is currently in default under the Credit Agreement. The Company has advised KeyBank of the default, and while KeyBank has not yet acted to accelerate payment of the facility, KeyBank does consider the Company to be in default and will not make any further advances under the Credit Facility until the Company complies with its obligations under the Credit Agreement. Keybank indicated in its notice to the Company on February 7, 2019 that as a result of the events of default occurred so far, effective March 1, 2019, interest will accrue on all loans at the default rate. The Company’s inability to draw down amounts under the credit facility significantly impairs the Company’s growth plans and limits its liquidity. In addition, if KeyBank were to decide to accelerate repayment of the Credit Facility, the Company’s financial condition and operations would be negatively impacted. Although the Company anticipates being able to obtain a waiver from KeyBank regarding the Company’s default, there is no guarantee that the Company will be successful in doing so.

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

iFresh, Inc.

Date: February 14, 2019	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal financial and accounting officer)