Form 10-K
period 2019-03-31
iFresh Inc
filed 2019-06-28
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 001-38013

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 4,216,125 voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $9.4 million as of September 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the Registrant’s common stock on such date of $2.230 per share.

There were a total of 18,351,497 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of June 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

●	“we,” “us,” “iFresh,” “the Company” “IFMK” or “our Company” are references to iFresh Inc. and its subsidiaries;

●	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

●	“SEC” is a reference to the United States Securities and Exchange Commission;

●	“Securities Act” is a reference to Securities Act of 1933, as amended; and

●	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

ii

PART I

Item 1. Business

We were formerly a special purpose company incorporated under the laws of the Cayman Islands on September 23, 2014 under the name E-Compass Acquisition Corp. (“E-Compass”) in order to serve as a vehicle for the acquisition of an operating business in the e-commerce and consumer retail industry. On February 10, 2017, pursuant to the terms of a merger agreement, dated as of July 25, 2016 (the “Merger Agreement”), through a series of transactions, we merged with our wholly owned subsidiary to reincorporate into Delaware and then acquired NYM Holding, Inc. (“NYM”), and as a result, NYM became our direct wholly-owned subsidiary (the “Transactions”). As a result of the Transactions, as of immediately after the Transactions, the former stockholders of NYM owned approximately 83.9% of our outstanding common stock and the former stockholders of E-Compass owned the remaining 16.1%.

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

Recent Development

On May 20, 2019 (the “Effective Date”), the Company, NYM, certain subsidiaries of NYM, Mr. Long Deng and KeyBank National Association entered into a forbearance agreement (the “Forbearance Agreement”) with respect to that certain Credit Agreement, dated as of December 23, 2016, as amended, pursuant to which KeyBank National Association, “Keybank” the or “Lender”, made available to NYM, the “Borrower”, a revolving credit facility, a term loan facility, and other credit accommodations. Pursuant to that certain Guaranty Agreement, dated as of December 26, 2016, as amended by several joinder agreements, the Company, certain subsidiaries of NYM and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the 90th day from Effective Date; and (b) a Forbearance Event of Default.

On June 1 and June 5, 2019, respectively, the Company, and two holders (the “Holders”) of the Company’s warrants (the “Existing Warrants”) issued pursuant to that certain Securities Purchase Agreement dated October 19, 2018, entered into certain Exchange Agreements (the “Agreements”), whereby the Company agreed to issue to the Holders an aggregate of 1,170,000 shares (“Exchange Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and warrant to purchase an aggregate of 1,170,000 shares of Common Stock (the “Exchange Warrants”) as the negotiated purchase price for the Existing Warrants based on the Black Scholes Value as a result of a certain transaction which was deemed as a Fundamental Transaction (as defined in the Existing Warrants) pursuant to Section 3(e) of the Existing Warrants.

On June 7, 2019, we entered into a share exchange agreement (the “Exchange Agreement”) with Xiaotai and the equity holders of Xiaotai (the “Xiaotai Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, we will acquire all of the outstanding issued shares and other equity interests in Xiaotai from the Xiaotai Sellers (the “Acquisition”). Pursuant to the Exchange Agreement, in exchange for all of the outstanding shares of Xiaotai, we will issue 254,813,383 shares of common stock (the “Exchange Shares”) to the Xiaotai Sellers. The Exchange Shares will be allocated among the Xiaotai Sellers pro-rata based on each such seller’s ownership of Xiaotai prior to the closing.

On June 7, 2019, we and NYM Holding, Inc., entered into a share purchase agreement (the “Purchase Agreement”) with Go Fresh 365 Inc. (“Go Fresh”), solely owned by Mr. Long Deng, IFMK’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to Go Fresh for cash consideration of $9.1 million (the “Spin-off”). The transactions contemplated by the Purchase Agreement are a condition to the closing of the Acquisition and would take place contemporaneously with the closing of the Acquisition. We refer to the Acquisition and Spin-off as (the “Restructure”).

Upon completion of the Acquisition and the simultaneous Spin-Off, we will own 100% of Xiaotai, and will be a financial services group operating in both smart financing as well as microfinance sectors in China. It is anticipated immediately upon completion of the Restructure, our existing shareholders will retain an ownership interest of approximately 6% and the Xiaotai Sellers will own approximately 94% of the Company assuming issuance of additional 254,813,383 shares by IFMK prior to closing of the Acquisition.

The Company will hold a special meeting in 2019 to seek stockholders’ approval of several items, including:

(1) to adopt the Exchange Agreement and to approve the Acquisition of Xiaotai contemplated by such agreement;

(2) to adopt the Purchase Agreement and to approve the Spin-off of Company’s existing assets contemplated by such agreement;

(3) to approve and adopt an amendment to our Certificate of Incorporation (“Charter Amendment”)to affect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 (“Common Stock”) by a ratio of not less than one-for-two and not more than one-for-ten, and then a forward stock split of our then issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-ten immediately following the reverse split (the “Reverse Split”) prior to a time to be determined, with the exact ratios to be set at a whole number within this range, as determined by the Board in its sole discretion;

(4) to approve and adopt an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company has authority to issue from 100,000,000 to 1,000,000,000 and the number of shares of Preferred Stock that the Company has authority to issue from 1,000,000 to 10,000,000; and consequently, to increase the total number of shares of all classes of capital stock that the Company has authority to issue from 101,000,000 to 1,010,000,000; and

(5) approval of the Charter Amendment to change the Company’s corporate name to “Terran Financial Services Group.”

Overview and History

iFresh, through its wholly owned subsidiary, NYM, is a fast growing Asian/Chinese grocery supermarket chain in the North Eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, it has targeted the Chinese and other Asian populations (collectively, the “Asian Americans”) in the U.S. with a deep cultural understanding of its consumers’ unique consumption habits. iFresh currently has ten 10 retail supermarkets  across New York, Massachusetts and Florida, with over 6,224,500 sales transactions in the fiscal year ended March 31, 2019. NYM also has two stores under construction which are expected to open in the fourth quarter in 2018. In addition to retail supermarkets, iFresh operates two in-house wholesale businesses, Strong America Inc. (“Strong America”) and New York Mart Group (“NYMG”), that offer more than 6,000 wholesale products and service to iFresh retail supermarkets and over 1,000 external customers including wholesale stores, retail supermarkets and restaurants. iFresh has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of popular vegetables, fruits and seafood. iFresh’s wholesale businesses and long term relationships with various farms insulate iFresh from supply interruptions, allowing it remain competitive even during difficult markets.

Based on management’s understanding of the Asian American market, iFresh aims to satisfy the increasing demands of Asian Americans, whose purchasing power has been growing rapidly, for fresh and unique produce, seafood and other groceries that are not found in mainstream supermarkets, such as produce like Shanghai baby bok choy, snap bean, winter gourd, baby Chinese kale, longyan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese specialty groceries like soy sauce, sesame oil, oyster sauce, bean paste, Sriracha, tofu, noodles and dried mushrooms. With an in-house logistics team and strong relationships with farms, iFresh is capable of offering high quality specialty perishables at competitive prices. Specialty produce, live seafood and other perishables constituted 65.2% of iFresh’s total retail sales during the fiscal year ended March 31, 2019.

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

Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s Board of Directors and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This will be the Company’s first store in Long Island and the sixth in New York. The store opened in January, 2019.

On October 2, 2017, the Company acquired all of the shares of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The store is currently under renovation and the Company expects the Connecticut store to open in 2020

Also on October 2, 2017, the Company acquired all of the shares of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The store is currently under construction. The Company expects the store to open in the third quarter of 2019.

iFresh currently operates ten (10) retail super markets and two (2) wholesale facilities. iFresh plans to strategically expand along the I-95 corridor and eventually operate super markets in all states on the east coast.

iFresh believes that the following characteristics of its business shapes its leadership and success in its industry:

●	iFresh provides unique products to meet the demands of the Asian-American Market;

●	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;

●	iFresh maintains an in-house cooling system with unique hibernation technology that has developed over 20 years to preserve perishables, especially produce and seafood;

●	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors; and

●	iFresh has a proven and replicable track record of management, operation, acquisition and organic growth.

iFresh’s net sales were $125.4 million and $136.7 million for the years ended March 31, 2019 and 2018, respectively. iFresh’s net loss was $12 million for the year end March 31, 2019, a decrease of $11.2 million, or 1416%, from $0.8 million of net loss for the year end March 31, 2018. Adjusted EBITDA was $(7.8) million for the year end March 31, 2019, a decrease of $9.8 million, or 496%, from $2 million for the year end March 31, 2018. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 34.

In terms of sales by category, perishables, including vegetables, seafood, meat, fruit and hot food (collectively, the “Perishables”), constituted approximately 65.2% of iFresh’s total annual retail sales during the fiscal year ended March 31, 2019. Within this category, vegetables and seafood constituted 37.9% of overall annual retail sales.

The table and graph below depicts sales of iFresh by category of iFresh for the fiscal year ended March 31, 2019:

Figure 1 Sales by Category

Industry and Market Analysis

Grocery Shopping Habits of Target Market

Buy Fresh — Asian Americans, of which Chinese Americans constitute a significant percentage, typically purchase fresh, perishable food, according to Nielsen’s Asian-American Consumer 2015 Report1. Unique cooking styles of Asian Americans, such as steaming, wokking and shared hot-pot cooking, require fresh ingredients not commonly found in the U.S. Asian Americans purchase Perishables that are all over-index compared with that of general U.S. population. For example, Asian Americans purchase fresh seafood 50% more frequently than the general market and spend 147% more on the category than non-Asian Americans in the total U.S. population. Asian Americans purchase fresh vegetables 26% more frequently than non-Asian American consumers and spend 62%more than the total U.S. population. Additionally, Asian Americans purchase fresh fruit 11% more frequently than non-Asian Americans and spend 27% more than the total U.S. population. Consistent with the foregoing, iFresh’s fresh seafood, fresh vegetables and fresh fruit in the aggregate contributed 48.0% to iFresh’s total sales as of March 31, 2019.

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

Snacks, Seasonings and Other — Asian specialty supermarkets offer various snacks, seasonings, cooking utensils and other items not generally found in mainstream U.S. supermarkets. Chinese and Asian seasonings and spices include peanut oil, cooking wine, vinegars, dark soy sauce, black bean sauce, pepper oil and chilly oil. Some seasoning or spice can include sub-types, each of which has its own target customers. For example, people from the northern and southern parts of China usually shop for different type of vinegars.

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

iFresh’s Business Model

iFresh’s business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. iFresh has its own wholesale businesses, Strong America and New York Mart Group (“NYMG”), which supply one thirdof the items sold in its retail supermarkets with nine self-owned brands, including Family Elephant, Feiyan and Green Acre, and an exclusive distributorship for seven famous foreign brands such as Shuang Deng, You Joy, Bai Lu and Gu Yue Long Shan . For many years, iFresh has worked with farms that mainly grow Chinese specialty vegetables and fruits and supply the most popular yet hard-to-source vegetables and fruits directly to iFresh supermarkets and maintains long-term and stable relationships with them. iFresh centralizes purchases through one of its wholesale facilities by making quarterly purchase plans and placing weekly order with farms. The long-term relationships with farms and the central purchase management system secure its supply of the most popular vegetables and fruits, even though iFresh doesn’t have any long-term contractual relationships with its farm suppliers. Working with its vendors, iFresh can respond to market trends to avoid supply interruption in high seasons. iFresh has a diversified vendor base and has established sustainable relationships during its 20-year history in this niche market sector.

iFresh’s two wholesale businesses, Strong America and NYMG, collectively provide more than 6,000 wholesale products and services to iFresh’s retail supermarkets and over 1,000 external customers throughout the United States. Such external customers include, but are not limited to, wholesale stores, retail supermarkets and restaurants. The two wholesale arms have distinct focuses: Strong America mainly provides grocery products and services to iFresh retail store and external supermarkets, and it will also focus on supplying fresh perishable items to retail supermarkets. Strong America owns nine exclusive distributorship rights and iFresh’s ten self-owned brands. Strong America acquired its self-owned brands from third parties and integrated them into its wholesale catalog. The ten self-owned brands cover rice, noodles, seasonings (including Chinese spices), frozen vegetables, frozen seafood, and frozen dumplings, which are all popular daily staples for Chinese and other Asian consumers in the United States. Strong America imports over 2,000 items from all over Asia, with products from mainland China, Thailand and Taiwan making up 95% of its total imports. NYMG serves as an important connection to farms in New Jersey and Florida, which ensures reliable supplies of popular vegetables, fruits and seafood to iFresh’s retail stores. The two in-house wholesale arms of iFresh not only secure the supply of products for iFresh’s retail business, but also offer significant synergies in iFresh’s operations.

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

With ten retail supermarkets in New York, Massachusetts and Florida, mainly in Chinatowns or city centers, and average store sizes over 10,000 square feet, iFresh has over 6.2 million annual sales transactions.  At the same time, iFresh continues to reach out to the growing Asian American population living in suburban areas through its online shopping and delivery initiative. iFresh also has successfully exported live lobsters to China, which bears the potential to ignite the demand of a large market.

The graph below depicts iFresh’s business model and its vertically integrated structure:

Figure 2 Business Model of iFresh

iFresh’s Competitive Strengths

Well Recognized Brand in Niche Market

iFresh capitalizes on its established brand and reputation in the following respects:

i. Benefit from cost efficiency and economies of scale:

Unlike many of its direct competitors which are family-owned single stores, iFresh has 10 retail supermarkets. With larger supplies and strong sales, iFresh is often approached by third party vendors and capable of getting competitive prices for a wide range of items. This corporate structure coupled with its wholesale facilities further enables iFresh to best deploy its experienced staff to coordinate stock and to make the most use of its infrastructure and distribution network.

ii. Strong negotiation power with vendors and competitors

iFresh is often approached by third party vendors and capable of getting competitive price due to its chain store structure and sustainably strong sales performance. iFresh’s two in-house wholesale facilities are influential in Chinese and Asian goods importing and wholesale industries. At least five of iFresh’s largest direct competitors are also its clients for imported goods, frozen seafood and other frozen products. Additionally, iFresh’s long-standing relationship with farms in New Jersey and Florida reduce its reliance on external vendors. We believe the iFresh brand, scale, in-house wholesale facilities and long-standing relationship with farm partners shaped its negotiation power with vendors and competitors.

iii. Developed Infrastructure

Unlike many of its competitors, iFresh has its own wholesale channel, Strong America, which has been in the business of importing and exporting Chinese and Asian specialty food and groceries for over 20 years. Apart from channel advantages, Strong America specializes in identifying products that are popular among Asian American consumers but rarely found in mainstream stores. Without multi-layer intermediates, iFresh retail supermarkets set such products at competitive prices, not only securing the supply of popular products, but boosting its operation profitability as well. Furthermore, for most commonly needed ingredients like rice, noodles, frozen Chinese and Asian convenience foods, imported snacks and Chinese and Asian seasonings and spices, Strong America established nine self-owned brands and obtained the exclusive distributorship for 8 famous Chinese brands, as listed in Table 3 and Table 2 below, respectively. In addition, iFresh has built and maintained relationships with retailers of various sizes. In other words, iFresh’s advantages in market familiarity, established infrastructure, scale, sourcing management capability and well-recognized brand reputation shape a high barrier protecting it from immediate impact of new entrants.

Track Record in Operation and Expansion

i. Record of acquisitions in different locations

Since 2009, iFresh successfully acquired four stores, one in New York, one in Florida, and two in Massachusetts. In July and October 2017, iFresh acquired iFresh Glen Cove Inc. (“Glen Cove”), New York Mart CT, Inc. (“NYM CT”) and New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer. iFresh targeted stores in desirable locations, especially under-performers that iFresh could acquire at an advantageous cost. iFresh then utilized its well-developed in-house distribution networks, corporate infrastructure and long-term relationship with farm partners and third-party vendors to boost performance. All three acquired stores realized enhanced and stabilized profit the first year after acquisition.

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

Strong Vendor Management

i. Capability to source globally

iFresh has global sourcing capability mainly through Strong America and NYMG. In the aggregate, Strong America and NYMG import over 2,000 items from all over Asia. The top three importing countries are China, Thailand and Taiwan, making up 95% of total imports. iFresh’s wholesale businesses together supply 19.6% of total goods, in which 6% are imported goods, sold in iFresh retail supermarkets at attractive prices.

Strong America is also the exclusive distributor of seven famous overseas brands, covering cooking wine, yellow wine, rice noodles, seasonings and spices and snacks. They are all famous daily food staple brands in China and are familiar to iFresh’s target customers. We believe that the exclusive distributorship strengthens iFresh brand and its negotiation power among current competitors, new market entrants and consumers. The table below lists the details of iFresh’s exclusive distributorship:

Table 2 Exclusive Distributorship

Company	Name	Trademark	Products	Exclusive Region
Strong America	ShuangDeng(1)		Cooking Wine	East America, Central and South America
Strong America	Gu Yue Long Shan(2)		Yellow Wine	North America
Strong America	Bai Lu(1)		Rice Noodles	East America, Central and South America
Strong America	You Joy(5)		Seasonings and spices	East Coast of the U.S., Midwestern U.S. and Central and South America
Strong America	Hao Ren Jia(6)		Seasonings and spices	U.S. East Coast
Strong America	Da Hong Pao(6)		Seasonings and spices	U.S. East Coast
Strong America	Bei Da Huang(7)		Beans	U.S. East Coast

(1)	Strong America has an exclusive distribution agreement with Fujian International Trade Development Company, Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Shuang Deng” and “Bai Lu” for East America, Central America and South America for a period of five years from October 1, 2015 to September 30, 2020. The agreement can be renewed six months before expiration with the consent of both parties.

(2)	Strong America entered an exclusive distribution agreement with Zhejiang Gu Yue Long Shan Wine Co., Ltd. since January 1, 2015, which granted Strong America exclusive distribution rights for the products registered under the brand of “Gu Yue Long Shan” for North America. Under the consent of both parties, Strong America is currently the sole distributor of “Gu Yue Long Shan” within the North America Region.

(3)	Strong America has an exclusive distribution agreement with Sichuan Youjia Foodstuffs Co., Ltd., which granted Strong America exclusive distribution right for the products registered under the brand of “You Joy” for the East Coast of the U.S., Midwestern U.S. and Central and South America for a period of five years, from January 1, 2015 till December 31, 2019. The agreement can be renewed six months before expiration with consents of both parties. Strong America agreed to make annual purchase of over RMB 2,200,000 under this agreement.

(4)	Strong America has an exclusive distribution agreement with Sichuan Teway Food Group Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Hao Ren Jia” and “Da Hong Pao” for the region of East Coast of America for a period of three years from July 1, 2014 to July 31, 2019. The agreement can be renewed six months before expiration with consents of both parties.

(5)	Strong America has extended the exclusive distribution agreement with Beidahuang (Dalian) Ouya International Trade Co., Ltd. (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Bei Da Huang” for the East Coast of America for one year from August 1, 2017 to August 1, 2018.

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

Fruit& Vegetables — iFresh adopts different storage technologies based on characteristics of different fruits and vegetables, the knowledge only obtained from years of experience. All vegetables and fruits are delivered and sold on a daily basis, to lower worn rate, lower human cost and keep up the high quality.

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

Figure 4 Future Expansion Plan

iFresh will continue targeting stores averaging over 10,000 square feet. Based on its experience, iFresh expects that the average investment per store will be $2.0 million to $3.0 million and that the conversion period will be about 2 years, which means it will take about 2 years on average for newly acquired stores to enter into normal sales scale and profitability. In the aggregate, iFresh will need approximately $10 million of capital in addition to its cash flow in place for the year ended March 31, 2020  to fully execute the physical acquisitions, online platform development and new-store openings in the future.

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

iFresh has a significant focus on perishable product categories which include vegetables, seafood, fruit, meat and prepared foods. In fiscal year ended March 31, 2019, the perishable categories contributed approximately 65.2% to iFresh’s total net sales, similar to 64.5% for the year ended March 31, 2018, in alignment with the space occupancy of perishables. The top three sales generators are vegetables, seafood and meat as shown in Table 4 below. iFresh’s focus on perishables came from its years of research and analysis of target customer’s shopping preferences. This also echoed well with conclusions given in Nielsen report that Asian and Chinese Americans prefer to buy fresh and shop for seafood and vegetables most often.

With respect to non-perishables, iFresh has over 6,600 grocery products on shelf ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. With a small-box format, iFresh is highly selective in its grocery offerings and is flexible enough to remove unprofitable or poor-selling items quickly. 95% of iFresh’s imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originated from east and south-east Asia. In fiscal year ended March 31, 2019, the non-perishable grocery category contributed approximately 34.8% to iFresh’s total Net Sales and realized a markup of 36.0% on average for the year ended March 31, 2019.

The table below depicts the components of net sales and gross margin in detail as of March 31, 2019:

Table 4 Contribution of Categories

Category	Net Sales %	Markup %
Vegetables	20.0%	38.3%
Seafood	17.9%	21.0%
Meat	14.1%	40.0%
Fruit	10.1%	32.2%
Hot Food	3.1%	61.1%
Perishable Total/Average	65.2%	32.7%

Grocery	34.8%	36.0%

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

iFresh adopts different pricing strategies for different food categories. For best sellers such as seafood and core produce such as swimming shrimp and bok choy, iFresh prices competitively and aims to attract consumer traffic. For groceries and dry foods which are usually imported and have a long shelf life, iFresh prices at a premium (average markup of 36.0%). Due to changes in market conditions and seasonal supply, iFresh’s pricing for seafood and produce are more volatile when compared with other categories. Despite the effects of seasonality, iFresh is able to maintain competitive pricing even in high seasons thanks to its long-standing relationship with its farm partners.

Marketing and advertising

iFresh believes its unique offerings, competitive price of popular produce, and word-of–mouth are major drivers of store sales. Apart from word-of-mouth, iFresh advertises using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. iFresh also promotes its stores on its official website, uses an electronic newsletter, and/or inserts sales flyers in local Chinese newspapers or magazines on a monthly or weekly basis. iFresh’s online business is marketed mainly on its official website and on WeChat, the most widely-used mobile social app among Chinese immigrant. As of the fiscal years ended March 31, 2019 and 2018, iFresh recognized $410,671 and $143,824 for marketing and advertising expenses, respectively. Overall, iFresh utilized a mixed marketing and advertising methods to enhance iFresh brand and sales, to regularly communicate with its target customers and to strengthen its ability to market new and differentiated products.

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

Employees

As of March 31, 2019, we had approximately 376 employees, 233 of whom are full-time employees and the remaining 143 of whom work part-time. We have 58 employees who have worked with us for 10 years or more. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. iFresh regards its employee relations to be good.

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

The appeal hearing will be held on July 12, 2019. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

HDH, LLC v. New York Mart Group Inc.

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease agreement with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary governmental permits. The landlord also sued the tenant for failing to pay rent and additional fee. The trial court entered a judgement on September 28, 2018. The landlord claims it is entitled to $372,667 in damages and other related fees. New York Mart Group Inc. filed a notice of appeal, which might take 1 to 2 years. The Company is still negotiating a final agreement. Based on the Company’s best estimation on the negotiation, the Company has accrued $200,000 for the potential loss and expense associated with this case.

Voice Road Plaza, LLC v. New York Mart Group Inc

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with Voice Road Plaza, LLC for the Company’s new store Glen Cove located at Carle Place, NY 11514. The landlord sued the Company for failing to pay rent and additional fee. In April 2019, landlord was awarded money judgment of $207,975 and judgment of passion and warrant of eviction. The landlord has also requested legal order to withhold the Company’s bank account for $415,950 on May 3, 2019. On June 19, 2019, the Company signed Stipulation of Settlement with landlord to pay for the unpaid rent and execute warrant of eviction by July, 24, 2019. The Company has accrued around $210,000 expense associated with this case. The Company is planning to file a notice of appeal to sue the landlord not timely provide documents requested in order for the Company to obtain required license to operate.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. The deadline for iFresh to respond to that motion has not yet occurred. In view of the uncertainties inherent in litigation, we are unable to form a judgment as to the likelihood of an unfavorable outcome. If the plaintiff was to prevail on the merit, it could obtained a judgment against iFresh in the amount of its alleged loss under the bonds for the amount of $424,772, in addition to attorney’s fee, costs and interest. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Other litigations

Three of the subsidiaries of the Company has failed to pay the rents on time. The landlord has sued the Company to pay. The Company is going to engage attorney to represent the Company to file answer to summary of judgments made by opposing counsels. All unpaid rent has been fully accrued as of March 31, 2019.

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

Risks Related to the Company

We are currently in default under our Credit Facility with Key Bank, which limits our liquidity and could result in Key Bank accelerating amounts we owe to it under the facility.

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. As reflected in the Company’s consolidated financial statements, the Company had operating losses in fiscal year 2019 and had negative working capital of $21.7 million and $18.4 million as of March 31, 2019 and 2018, respectively. The Company had negative equity of $1.0 million as of March 31, 2019. The Company did not meet the financial covenant required in the credit agreement with Keybank. As of March 31, 2019, the Company has outstanding loan facilities of approximately $21.3 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of March 31, 2019, the Company also has $5.9 million of advances and receivable from the related parties we intend to collect. On June 7, 2019, the Company entered into certain Share Exchange Agreement and Share Purchase Agreement to spin off its Asia supermarket business and switch to internet lending business primarily located in China through the acquisition (refer to Note 19). The acquisition is expected to improve the Company’s liquidity and cash flow

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of March 31, 2019 and 2018. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of March 31, 2019 and 2018, this ratio was greater than 3.00 to 1.00 and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

iFresh has a significant focus on perishable products. Sales of perishable products accounted for approximately 65.2% of iFresh’s net sales in fiscal year ended March 31, 2019. iFresh has self-owned wholesale facilities and stable supply relationship with farm partners, which significantly reduces ordering errors and product disruption. However, iFresh still relies on various suppliers and vendors to provide and deliver its product inventory on a continuous basis. iFresh could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of its supply chain, extended power outages, natural disasters or other catastrophic occurrences. While iFresh has implemented certain systems to ensure that its ordering is in line with demand, it cannot assure you that its ordering systems will always work efficiently, in particular in connection with the new additional stores, which have no, or a limited, ordering history. If iFresh were to over-order, it could suffer inventory losses, which would negatively impact its operating results.

Interruption of exclusive distribution of brands or imports relating to iFresh’s wholesale operations may adversely impact iFresh’s financial conditions and operating results.

iFresh conducts wholesale business through its two subsidiaries, Strong America and NYMG, which enables iFresh to have stronger negotiating power with vendors as well as a way to source products from China, Thailand and Taiwan to its own retail stores. Strong America is also the exclusive distributor of seven famous oversea brands. If iFresh can’t renew its exclusive distribution contracts relating to those brands, iFresh’s sales, both retail and wholesale, may be adversely affected. Furthermore, importing products from other countries is subject to the impact of various international factors, including international trading policies, shipping costs, currency fluctuations, tariffs and customs procedures for imports, which may affect the supply and purchase prices of the products to be imported by iFresh’s wholesale distributors and sold by them to iFresh. If iFresh fails to obtain or maintain a sustainable supply of these products from its vendors, its financial conditions and operating results will be adversely impacted.

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

Long Deng, one of iFresh’s directors and executive officers, owns 50% of Dragon Development LLC, which leases to iFresh the premises at which Strong America, one of iFresh’s wholesale subsidiaries, is located. During fiscal year ended March 31, 2019, rental payments (excluding maintenance and taxes that iFresh is obligated to pay) under the leases from Dragon Development LLC were $1,359,821. The leases with Dragon Development LLC renewed on May 1, 2016, and their remaining terms are 10 years. iFresh has no assurance that these related parties will renew the lease agreements with it after expiration. If iFresh cannot renew the leases, it will have to move its stores and warehouses locations, which increases the uncertainty of finding suitable locations for those stores and the reputation recognition in new locations, which may adversely affect iFresh’s sales, expenses, profit and financial position.

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

Changes in U.S. trade policies, including the imposition of tariffs on various goods and a potential resulting trade war with China and other countries, could have a material adverse impact on our business.

Some of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and more recently, the United States has proposed the imposition of additional tariffs on various goods. If the current administration follows through with such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on the cost of our goods, the prices at which we offer them for sale and our overall financial performance. We are not able to predict future trade policy of the United States, China, or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact the cost of and demand for our products, our overall costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

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

iFresh needs approximately $50 million for the year ended March 31, 2019 in order to achieve its planned growth for that year and if it cannot successfully obtain sufficient capital, the financial results and stock price of iFresh after the business combination will be adversely affected.

iFresh believes that it needs approximately $50 million for the year ended March 31, 2019 mainly for the purpose of acquiring additional stores to achieve its planned growth for that year. If it is not able to obtain financing on commercially reasonable terms in connection with the Business Combination, as is contemplated by the parties, it may not be able to implement its growth plan. If it is unable to affect its growth plan, iFresh’s financial results will be significantly worse than anticipated and its stock price may decline as a result.

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

Our Chief Financial Officer may be subject to conflicts of interest.

Our Chief Financial Officer, Mr. Long Yi, provides his services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from his other activities. Because Mr. Yi works only part-time, instances may occur where he may not be immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. In addition, Mr. Yi can become subject to conflicts of interest because he devotes part of his working time to other business endeavors, including serving as chief executive officer of Urban Tea Inc. (NASDAQ: MYT) and have responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, Mr. Yi could be subject to conflicts of interest.

The directors and officers of our company, including Mr. Yi, are aware of the existence of laws governing the accountability of directors and officers for corporate opportunity and requiring disclosures by the directors and officers of conflicts of interest, and we will rely upon such laws in respect of any conflicts of interest or in respect of any breaches of duty by any of our directors and officers. All such conflicts are to be disclosed by such directors or officers in accordance with applicable laws and the directors and officers are to govern themselves in respect thereof to the best of their ability in accordance with the obligations imposed upon them by law. Currently, we have no policy in place to address such conflicts of interest. In the event Mr. Yi fails to comply with these laws, our business and results of operations could be materially adversely affected.

There is no assurance that the Company will be able to comply with the requirements in the Forbearance Agreement. If KeyBank elects to exercise its rights and remedies under the Forbearance Agreement with respect to any event of default, then it will have a material adverse effect on us and create substantial doubt about the Company’s ability to continue as a going concern.

On May 20, 2019 (the “Effective Date”), the Company, NYM, certain subsidiaries of NYM, Mr. Long Deng and KeyBank National Association entered into a forbearance agreement (the “Forbearance Agreement”) with respect to that certain Credit Agreement, dated as of December 23, 2016, as amended, pursuant to which KeyBank National Association, “KeyBank” the or “Lender”, made available to NYM, the “Borrower”, a revolving credit facility, a term loan facility, and other credit accommodations. Pursuant to that certain Guaranty Agreement, dated as of December 26, 2016, as amended by several joinder agreements, the Company, certain subsidiaries of NYM and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Terms used but not otherwise defined herein have the meanings ascribed to them in the Forbearance Agreement.

Under the Forbearance Agreement, the Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of (the “Termination Date”): (a) 5:00 p.m. Eastern Time on August 18, 2019; and (b) a Forbearance Event of Default.

Under the Forbearance Agreement, the Loan Parties shall, and shall cause the Chief Restructuring Officer to, immediately and diligently pursue, and use commercially reasonable efforts to consummate, a refinance, sale, and/or capital contribution transaction(s) on such terms and conditions, and with proceeds in sufficient amount(s), that will enable the repayment in full of the outstanding Obligations in immediately available funds (a “Repayment Transaction”). On or prior to the 89th day following the Effective Date, the Loan Parties shall deliver to the Lender a copy of a final, definitive, and executed term sheet, commitment, letter of intent, offer, or other written expression of interest (“Preliminary Transaction Document”) evidencing a binding commitment for one or more transactions that, collectively, would constitute a Repayment Transaction, which Preliminary Transaction Document(s) shall be in form and substance reasonably satisfactory to the Lender.

Upon the occurrence of an event of default (other than the Specified Defaults), or the expiration or termination of the forbearance period under the Forbearance Agreement, KeyBank may declare the entire unpaid principal balance, together with all accrued interest and other amounts payable to KeyBank thereunder, immediately due and payable.

On the Termination Date, the KeyBank will have, and may exercise, any and all of its rights and remedies set forth herein or in any Loan Document, at law, or in equity. Conditioned only on the occurrence of the Termination Date, KeyBank will be entitled to, and the Loan Parties consent to, the appointment of a state or federal court receiver with respect to any or all of the Loan Parties (excluding Mr. Deng) and/or any or all of the Collateral with notice to the Loan Parties, and the Loan Parties shall not oppose or otherwise interfere with such a receiver or the Lender’s ability to obtain the appointment of such a receiver.

The Company does not know which rights and remedies, if any, KeyBank may choose to exercise under the Loan Documents upon the occurrence of an event of default (other than the Specified Defaults) or the expiration or termination of the forbearance period under the Forbearance Agreement. If KeyBank elects to foreclose on significant assets of the Company, then it will have a material adverse effect on the Company’s liquidity, cash flows, financial condition and results of operations, and the Company’s ability to continue operations will be materially jeopardized.

There is no assurance that the Company will be able to comply with the requirements in the Loan Documents, including the Forbearance Agreement, or otherwise modify the requirements thereof. Such compliance depends, in part, on the Company’s ability to obtain the cooperation of outside parties, which is not within the Company’s control. If KeyBank were to exercise its default-related rights and remedies, then it will have a material adverse consequence on the Company’s ability to meet its obligations arising within the next twelve months, and create substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to the Restructure

On June 7, 2019, we entered into an Exchange Agreement with Xiaotai and the Xiaotai Sellers, pursuant to which, among other things and subject to the terms and conditions contained therein, we will acquire all of the outstanding issued shares and other equity interests in Xiaotai from the Xiaotai Sellers. On June 7, 2019, we and NYM entered into a Purchase Agreement with Go Fresh, solely owned by Mr. Long Deng, IFMK’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to GO Fresh for cash consideration of $9.1 million. The transactions contemplated by the Purchase Agreement are a condition to the closing of the Acquisition and would take place contemporaneously with the closing of the Acquisition. Risks related to the Restructure include:

Subsequent to the consummation of the Restructure, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Xiaotai, we cannot assure you that this diligence revealed all material issues that may be present in Xiaotai’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and Xiaotai’s control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We will have limited protection in the event that any of the representations and warranties made by Sellers or Xiaotai in the Exchange Agreement ultimately proves to be inaccurate or incorrect.

IFMK and its shareholders will have limited protection if any representation or warranty made by Sellers or Xiaotai in the Exchange Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, IFMK would have limited indemnification claims with respect thereto and its financial condition or results of operations could be adversely affected.

We may waive one or more of the conditions to the Acquisition.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Acquisition, to the extent permitted by our charter and applicable laws. For example, it is a condition of our obligation to close the Acquisition and that Xiaotai’s representations and warranties are true and correct in all respects as of the closing date, except for such inaccuracies that, individually or in the aggregate, would not result in a Material Adverse Effect (as defined in the Exchange Agreement). However, if the Board determines that it is in the shareholders’ best interest to waive any such breach, then the board may elect to waive that condition and close the Acquisition.

Our ability to successfully effect the Restructure and successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel, including certain executive officers of IFMK and the key personnel of Xiaotai, all of whom we expect to join IFMK following the Acquisition. The loss of such key personnel could negatively impact the operations and profitability of the post-combination business.

Our ability to successfully effect the Acquisition and successfully operate the business is dependent upon the efforts of certain key personnel including Mr. Long Deng, the Chief Executive Officer of IFMK and Mr. Long Yi, the Chief Financial Officer of IFMK and key personnel of Xiaotai. The unexpected loss of the services of one or more of our directors or executive officers could adversely impact our ability to complete the Restructure.

A market for our common stock may not continue after the restructure, which would adversely affect the liquidity and price of our common stock.

Following the Restructure, as well as the anticipated concurrent reverse split, the price of our common stock may fluctuate significantly due to the market’s reaction to the Restructure and general market and economic conditions. An active trading market for our common stock following the Restructure may never develop or, if developed, it may not be sustained. In addition, the price of our common stock after the Restructure can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our common stock is not listed on, or become delisted from, the NASDAQ for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our common stock may be more limited than if we were quoted or listed on the NASDAQ or another national securities exchange. You may be unable to sell your common stock unless a market can be established or sustained.

Although we expect that our common stock will remain listed on the NASDAQ after the Restructure, there can be no assurance that our common stock will continue to be so listed or, if listed, that we will be able to comply with the continued listing standards of the NASDAQ.

We intend to apply for the continued listing of our common stock on the NASDAQ subsequent to the closing of the Restructure. To continue listing our common stock on the NASDAQ subsequent to the closing of the Restructure, we will be required to demonstrate compliance with NASDAQ’s initial listing standards, which are more rigorous than NASDAQ’s continued listing requirements, including that our common stock trade at a minimum of $4.00 per common stock unless we qualify the $3.00 closing price alternative requirement. We cannot assure you that we will be able to meet those initial listing standards at that time.

If, after the Restructure, the NASDAQ delists our common stock from trading on its exchange due to our failure to meet the NASDAQ’s initial and/or continued listing standards, we and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our ordinary shares are a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If the Restructure benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of our securities may decline.

If the benefits of the Restructure do not meet the expectations of investors or securities analysts, the market price of the Company’s common stock prior to the closing of the Restructure may decline. The market values of our securities at the time of the Restructure may vary significantly from their prices on the date the Exchange Agreement and the Purchase Agreement were executed, or the date on which our shareholders vote on the Restructure.

In addition, following the Restructure, fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. Prior to the Restructure, there has not been a public market for Xiaotai’s securities. Accordingly, the valuation ascribed to Xiaotai and our common stock in the Restructure may not be indicative of the price that will prevail in the trading market following the Restructure. If an active market for our common stock develops and continues, the trading price of our common stock following the Restructure could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock and our common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following the Restructure, the Company’s business and share prices may suffer as a result of its lack of public company operating experience of new management. Furthermore, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our ordinary shares adversely, the price and trading volume of our ordinary shares could decline.

Prior to the completion of the Restructure, Xiaotai has been a privately-held company. Most members of Xiaotai’s management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. The management team may not successfully or efficiently manage Xiaotai’s transition to be a division of a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Xiaotai’s senior management and could divert their attention away from the day-to-day management of Xiaotai’s business, which could harm Xiaotai’s business, results of operations and financial condition.

The obligation to disclose information publicly may put Xiaotai at a disadvantage to competitors that are private companies.

Upon completion of this acquisition, Xiaotai will become a member of a consolidated group of a publicly listed company in the United States. Xiaotai will need to disclose occurrence of matters that are material to the reporting company and its shareholders that Xiaotai would not be required to disclose if Xiaotai were a private company. Xiaotai’s competitors may have access to this information, which would otherwise be confidential. This may give them advantages in competing with Xiaotai. To the extent compliance with U.S. laws increases expenses or decreases Xiaotai’s competitiveness against such companies, the public listing could affect Xiaotai’s results of operations.

Xiaotai will incur additional costs as a result of becoming a subsidiary of a public company, which could negatively impact its net income and liquidity.

Upon completion of this acquisition, Xiaotai will become a subsidiary of a public company in the United States. As a result, Xiaotai will incur additional legal, accounting and other expenses that Xiaotai did not incur as a private company. Xiaotai expects that the rules and regulations will increase its legal, accounting and financial compliance costs and will make many corporate activities more time-consuming and costly. If Xiaotai fails to comply with these rules and regulations, Xiaotai could become the subject of a governmental enforcement action, investors may lose confidence in its public parent company and the share price could suffer.

The transition to becoming a division of a public company will require changes in the way Xiaotai operates its business.

Private companies often have less regulated methods of operation than public companies. This results in less transparency and presents greater risks of noncompliance with rules and regulations. In anticipation of the proposed transaction, Xiaotai management has begun to implement a variety of measures to ensure that the company follows the rules applicable to public companies in the United States. To the extent these new procedures and policies could not change historical behaviors that might be inconsistent with the rules regulating U.S. public company, Xiaotai could be at risk of violation or poor reporting as a public company following this transaction.

Completion of the Reverse Split and the Restructure is subject to a number of conditions and if these conditions are not satisfied or waived, such transactions will not be completed.

IFMK’s obligation and the obligation of Xiaotai to complete the Acquisition are subject to satisfaction or waiver of a number of conditions, including, among others:

●	approval and completion of the Reverse Split;

●	approval of the Acquisition by IFMK’s stockholders;

●	unconditional written consent from KeyBank simultaneously with consummation of the transaction contemplated in the Exchange Agreement;

●	satisfaction of all the conditions to the obligations of each party to consummate the Spin-off described in the Purchase Agreement;

●	receipt of opinions of counsel;

●	absence of injunctions or certain legal impediments;

●	approval for the listing on NASDAQ of the shares of Xiaotai’s common stock to be issued in the Acquisition; and

●	accuracy of the representations and warranties with respect to each of the foregoing transactions, subject to certain materiality thresholds

There can be no assurance that the conditions to closing of the Exchange Agreement will be satisfied or waived or that the Acquisition itself will be completed.

IFMK’s obligation and the obligation of Go Fresh to complete the Spin-off are subject to satisfaction or waiver of a number of conditions, including, among others:

●	the approval of the Purchase Agreement and the transactions contemplated thereby (including the Spin-off) by a majority of votes cast by our shareholders that are present in person or by proxy at our special meeting;

●	the receipt of any other required Board, governmental and regulatory approvals and consents;

●	the receipt of any other required third person approvals in order to consummate the Spin-off;

●	there is no applicable law or order in effect which makes illegal or prevents or prohibits the transactions contemplated by the Purchase Agreement, and there is no pending third party non-Affiliate legal proceeding to enjoin or otherwise restrict the closing;

●	all of the conditions to the obligations of each party to consummate the Acquisition described in the Exchange Agreement shall have been satisfied;

●	the written consent of KeyBank to the Spin-Off;

●	No pending action shall have been brought by third parties to enjoin or otherwise restrict the consummation of the closing.

There can be no assurance that the conditions to closing of the Purchase Agreement will be satisfied or waived or that the Spin-off itself will be completed.

NASDAQ may not list or continue to list our shares and the Exchange Shares on its exchange, which could prevent consummation of the Acquisition or could limit investors’ ability to make transactions in our securities. Consequently, we may be subject to additional trading restrictions.

IFMK intends to apply to have the Exchange Shares listed on NASDAQ in connection with consummation of the Acquisition, and it is a closing condition of the Acquisition that our shares continue to be listed on NASDAQ. The post-Acquisition entity will be required to meet the initial listing requirements to be listed. We may not be able to meet those initial listing requirements. Even if our securities are so listed, we may be unable to maintain the listing of our securities in the future. If we fail to meet the initial listing requirements and NASDAQ does not list our securities on its exchange, neither IFMK nor Xiaotai would be required to consummate the Acquisition. In the event that each of IFMK and Xiaotai elected to waive this condition, IFMK and its stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	a limited amount of news coverage for the company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Failure to complete the Restructure could negatively impact IFMK’s stock price, future business or operations.

If the Restructure is not completed, IFMK, Xiaotai and Go Fresh may be subject to a number of material risks, including the following:

●	IFMK may be required under certain circumstances to pay Xiaotai a termination fee;

●	the price of IFMK’s common stock may decline to the extent that the relevant current market price reflects a market assumption that the Acquisition will be completed;

●	IFMK may not have sufficient working capital to fund its operation on an ongoing basis;

●	IFMK may not have sufficient time to regain compliance under NASDAQ continued Listing Rule 5810(c)(3)(A) in order to avoid being delisted from the Nasdaq Capital Market; and

●	costs related to the Restructure, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Restructure is not completed.

Furthermore, if the Restructure is terminated and either company’s board of directors determines to seek another Restructure or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the Exchange Agreement and the Purchase Agreement. In addition, while the Exchange Agreement and the Purchase Agreement are in effect and subject to very narrowly defined exceptions, IFMK is prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination (except with Xiaotai and Go Fresh).

The exercise of IFMK’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of Acquisition may result in a conflict of interest when determining whether such changes to the terms of the Acquisition or waivers of conditions are appropriate and in IFMK’s stockholders’ best interest.

In the period leading up to the closing of the Acquisition, events may occur that, pursuant to the Exchange Agreement, would require IFMK to agree to amend the Exchange Agreement, to consent to certain actions taken by Xiaotai or to waive rights that IFMK is entitled to under the Exchange Agreement. Such events could arise because of changes in the course of Xiaotai’s business, a request by Xiaotai to undertake actions that would otherwise be prohibited by the terms of the Exchange Agreement or the occurrence of other events that would have a material adverse effect on Xiaotai’s business. In any of such circumstances, it would be at IFMK’s discretion, acting through its board of directors, to grant its consent or waive those rights. The existence of the financial and personal interests of the directors of IFMK described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what he or they may believe is best for IFMK and its stockholders and what he or they may believe is best for himself or themselves in determining whether or not to take the requested action.

As of the date of this Annual Report, IFMK does not believe there will be any changes or waivers that IFMK’s directors and officers would be likely to make after stockholder approval of the Acquisition Proposal has been obtained. While certain changes could be made without further stockholder approval, IFMK will circulate a new or amended proxy statement and resolicit IFMK’s stockholders if changes to the terms of the transaction that would have a material impact on its stockholders are required prior to the vote on the Acquisition Proposal.

The post-Restructure Company may not realize anticipated growth opportunities.

Xiaotai expects that it will realize growth opportunities and other financial and operating benefits as a result of the Restructure. Xiaotai cannot predict with certainty if or when these growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Restructure may be offset by costs incurred in obtaining or attempting to obtain regulatory approvals for the Restructure, or as a result of being a public company.

The Company, Xiaotai and Go Fresh will incur significant transaction-related costs in connection with the Restructure.

The Company, Xiaotai and Go Fresh expect to incur a number of nonrecurring costs associated with the Restructure before, at, and after closing the Restructure. The Company, Xiaotai and Go Fresh will also incur transaction fees and costs related to formulating and implementing post-Restructure plans, including facility and system implementation costs and employment-related costs. The Company, Xiaotai and Go Fresh will continue to assess the magnitude of these costs. Additional unanticipated costs may be incurred in the Restructure and Xiaotai, in particular, will assess these costs in relation to post-Restructure activities.

Upon consummation of the Restructure, Mr. Baofeng Pan, will beneficially own approximately 53.2% of the then issued and outstanding shares of common stock and exert significant influence on our operations.

Upon the consummation of the Restructure, Mr. Baofeng Pan, our chairman and director upon closing of the Restructure, will own approximately 53.2% of the then issued and outstanding shares of common stock. Accordingly, Mr. Pan, by virtue of his beneficial ownership of these shares, will be able to exercise substantial influence over our operations upon completion of the Restructure. He may have significant influence over election of directors and other matters requiring shareholder approval. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which may, in turn, have an adverse effect on the market price of our stock or prevent our shareholders from realizing a premium over the then-prevailing market price for their stock.

Mr. Baofeng Pan, as the principal shareholders of the post-Restructure Company, have potential conflicts of interest with us, which may adversely affect our business.

Baofeng Pan, our Chairman and Director upon closing of the Restructure, is a significant shareholder of Xiaotai, one of the VIE entities from which the majority of our revenue is expected upon closing of the Restructure. Conflicts of interests between his duty to our Company and Xiaotai may arise. For example, Mr. Pan could cause Xiaotai to fail to take actions that are in the best interests of our Company. As Ms. Pan will be also CEO, Chairman and Director of our Company, he has duties of loyalty and care to us under Delaware law when there are any potential conflicts of interests between our company and Xiaotai. We cannot assure you, however, that if conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Pan could violate his employment agreement with us or his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Pan, as applicable, we would have to rely on legal proceedings, which could result in the disruption of our business.

We will have limited protection in the event that any of the representations and warranties made by Go Fresh in the Purchase Agreement ultimately proves to be inaccurate or incorrect.

IFMK and its shareholders will have limited protection if any representation or warranty made by Go Fresh in the Purchase Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, IFMK would have limited indemnification claims with respect thereto and its financial condition or results of operations could be adversely affected.

We may waive one or more of the conditions to the Spin-off.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Spin-off, to the extent permitted by our charter and applicable laws. For example, it is a condition of our obligation to complete the Spin-off and that Go Fresh’s representations and warranties are true and correct in all respects as of the closing date. However, if the Board determines that it is in the shareholders’ best interest to waive any such breach, then the board may elect to waive that condition and complete the Spin-off.

We might have been able to receive better terms from unaffiliated third-parties than the terms we receive in our agreements with Go Fresh.

Our agreements with Go Fresh related to the Spin-off, including the Purchase Agreement, were negotiated with Go Fresh in the context of our anticipated separation from NYM Holdings Inc. and the subsequent acquisition of Xiaotai. Although the agreement is intended to be on an arm’s-length basis, it may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third-parties. The terms of the agreement being negotiated in the context of our separation concern, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among Go Fresh and us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at its headquarters comprising approximately 2,200 square meters at 2-39 54th Avenue, Long Island City, New York. Please see “Item 1 –Business – Properties.”

Item 3. Legal Proceedings

Please see “Item 1 – Business – Legal Proceedings” For a discussion of the significant legal proceedings we are involved in.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The table below sets forth the high and low bid prices of our common stock as reported on the NASDAQ Stock Market, under the symbol “IFMK”, for the period from February 10, 2017 (the date on which our common stock was first quoted on the NASDAQ Stock Market) through March 31, 2019 and for a portion of the first quarter of the fiscal year ended March 31, 2020.

	Common Stock
	High	Low
Year Ended March 31, 2020:
First Quarter (through June 28, 2019)	$2.24	0.905

Year Ended March 31, 2019:
First Quarter ended June 30, 2018	$8.739	5.02
Second Quarter ended September 30, 2018	$5.78	1.69
Third Quarter ended December 31, 2018	$3.21	0.8
Fourth Quarter ended March 31, 2019	$1.9	0.87

Year Ended March 31, 2018:
First Quarter ended June 30, 2017 (beginning February 10, 2017)	$16.00	11.72
Second Quarter ended September 30, 2017	$15.28	11.50
Third Quarter ended December 31, 2017	$14.2999	10.82
Fourth Quarter ended March 31, 2018	$17.4862	5.0001

Holders of Common Equity

As of June 27, 2019, there were 126 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2019 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	61,950	—	443,813
Total	61,950	—	443,813

Equity Repurchases

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has ten retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,224,500 sales transactions in its stores in the fiscal year ended March 31, 2019. It also has two in-house wholesale businesses, Strong America Limited (“Strong America”) and New York Mart Group, Inc. (“NYMG”), covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

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

iFresh’s net sales were $125.4 million and $136.7 million for the years ended March 31, 2019 and 2018, respectively. In terms of sales by category, Perishables constituted approximately 56.8% of the total sales for the year ended March 31, 2019. iFresh’s net loss was $12.0 million for the year end March 31, 2019, an increase of $11.2 million, or 1416%, from $0.8 million of net loss for the year end March 31, 2018. Adjusted EBITDA was $-7.8 million for the year end March 31, 2019, a decrease of $9.8 million, or 496%, from $2.0 million for the year end March 31, 2018.

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

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. iFresh’s management believes that this impact is temporary and expects sales to rebound.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $1.2million, or 7.7% for the year ended March 31, 2019 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 19.6 % of its procurement for the fiscal year ended March 31, 2019. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses.Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily rely on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of March 31, 2019, two iFresh stores are under renovation and have not opened yet. iFresh incurred $449,948 in expenses for these three stores for the year ended March 31, 2019. One store was under renovation for 10 months in the year of 2019 and incurred $871,709 in expense. Because these stores are being renovated, sales are affected.

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

Results of Operations for the years ended March 31, 2019 and 2018

	For the years ended March 31,		Changes
	2019	2018	$	%
Net sales-third parties	$121,281,093	$126,874,761	$(5,593,668)	(4.4)%
Net sales-related parties	4,150,346	9,813,766	(5,663,420)	(57.7)%
Total Sales	125,431,439	136,688,527	(11,257,088)	(8.2)%
Cost of sales-third parties	92,215,568	91,241,612	973,956	1.1%
Cost of sales-related parties	3,674,407	8,877,854	(5,203,447)	(58.6)%
Occupancy costs	9,148,872	7,575,478	1,573,394	20.8%
Gross Profit	20,392,592	28,993,583	(8,600,991)	(29.7)%
Selling, general, and administrative expenses	31,899,310	30,738,330	1,160,980	3.8%
Income from operations	(11,506,718)	(1,744,747)	(9,761,971)	559.5%
Interest expense	(1,314,295)	(817,227)	(497,068)	60.8%
Other income	1,385,093	1,668,496	(283,403)	(17.0)%
Income before income tax provision	(11,435,920)	(893,478)	(10,542,442)	1179.9%
Income tax provision (benefit)	567,523	(102,185)	669,708	(655.4)%
Net income	(12,003,443)	$(791,293)	$(11,212,150)	1416.9%
Net income attributable to common shareholders	(12,003,443)	(791,293)	(11,212,150)	1416.9%

Net Sales

	For the years ended March 31,		Changes
	2019	2018	$	%
Net sales of retail-third parties	$106,967,554	$109,251,522	$(2,283,968)	-2.1%
Net sales of retail-related parties	-	157,346	(157,346)	-100%
Net sales of wholesale-third parties	14,313,539	17,623,239	(3,309,700)	-18.8%
Net sales of wholesale-related parties	4,150,346	9,656,420	(5,506,074)	-57.0%
Total Net Sales	$125,431,439	$136,688,527	$(11,257,088)	-8.2%

iFresh’s net sales were $125.4 million for the year ended March 31, 2019, an increase of $11.3 million, or 8.2%, from $ 136.7 million for the year ended March 31, 2018.

Net retail sales to third parties increased by $2.3 million, or2.1%, from $109.3 million for the year ended March 31, 2018, to $107.0 million for the year ended March 31, 2019.  The decrease resulted mainly from our Quincy and Boston, Massachusetts stores. The Company believes the sales drop caused in part by increased competition in the local market. A new Asian supermarket opened near our Quincy store, and the store is partially under renovation. Due in part to the ongoing renovations and increased competition, sales from our Quincy and Boston stores decreased by $3.0 million. Sales from other stores increased by $0.7 million mainly due to the open of two new stores.

Our total net wholesale sales decreased by $8.8 million from $27.3 million for the year ended March 31, 2018 to $18.4 million for the year ended March 31, 2019, attributable that New York Mart Group. Inc is going out of business and its sales decreased by $7.5 million from the year ended March 31, 2018 to the year ended March 31, 2019.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the years ended March 31,		Changes
	2019	2018	$	%
Cost of sales	$81,664,829	$80,047,600	$1,617,229	2.0%
Occupancy costs	9,148,872	7,575,479	1,573,393	20.8%
Gross profit	16,153,853	21,785,789	(5,631,936)	(25.9)%
Gross margin	15.1%	20.0%	-4.9%	-

For the retail segment, cost of sales increased by $1.6 million, from 80.0 million for the year ended March 31, 2018, to $81.7 million for the year ended March 31, 2019. The increase was due from following reasons: 1) From the fourth quarter of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily rely on third party vendors for inventory supplies instead of centralized supply system. The Company lost some price advantage from bulk purchase discount. 2) The trade conflict and friction between US and China made the import goods cost increased significantly.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs increased by approximately $1.6 million, which was mainly attributable to increased taxes and store specific costs and the rent of the iFresh E. Colonial store which was newly open in the end of fiscal year 2018.

Gross profit was $16.2 and $21.8 million for the year ended March 31, 2019 and 2018, respectively. Gross margin was 15.1% and 20.0% for the year ended March 31, 2019 and 2018, respectively. The gross profit decreased due to the performance of the Quincy and Boston stores, as mentioned above. The Boston store’s gross profit fell to 14.1% this year, compared to 27.3% at the same time last year. The Quincy store’s gross profit fell from 23.2% this time last year to 13.4%. Both stores’ gross profits have decreased as they react to price pressures from competing local supermarkets.

Wholesale Segment	For the years ended March 31,		Changes
	2019	2018	$	%
Cost of sales	$14,225,146	$20,071,865	$(5,846,719)	(29.1)%
Gross profit	4,238,739	7,207,794	(2,969,055)	(41.2)%
Gross margin	23%	26.4%	(3.4)%	-

For our wholesale segment, the cost of sales for the year ended March 31, 2019 decreased by $5.8 million, or 29.1%, from $20.1 million in 2018 to $14.2 million in 2019. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2019.

Gross profit for the year ended March 31, 2019 decreased by $3.0 million, or 41.2%, from $7.2 million in 2018 to $4.2 million in 2019. Gross margin decreased by 3.4% from 26.4% to 23%. The decrease was due to that New York Market Group Inc. is going out of business and they lost the bulk purchase price advantage when the sales is decreasing. The Company is expecting the wholesale revenue and gross profit are going down.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $31.9 million for the year ended March 31,2019, an increase of $1.2 million, or 3.8/%, compared to $30.7 million for the year ended March 31, 2018, which was mainly attributable to the accrual of legal expenses of $1.3 million in three lawsuits in which judgments were entered against us, as well as $0.7 million for stock compensation to employees. $0.8 million expense decrease was due to that New York Market Group Inc. is going out of business and we are decreasing our headcounts.

Interest Expense

Interest expense was $1.3 million for the year ended March 31, 2019, an increase of $0.5 million, or 60.8%, from $817,000 for the year ended March 31, 2018, primarily attributable to the increased loan balance from KeyBank, which was borrowed in the year for $5.7 million offset by $1.7 million repayment, as well as increased interest rate in this year compared to last year.

Other income

Other income was $1.4 million for the year ended March 31, 2019, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income decreased $0.3 million, or 17%, from $1.7 million for the year ended March 31, 2018. For the year ended March 31, 2018, the Company had insurance claim proceeds in the amount of $335,000.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax expense was $568,000 for the year ended March 31, 2019, which is consistent, compared to $102,000 of income tax benefit for the year ended March 31, 2018. The effective income tax rate was -5% and 11% for the year ended March 31, 2019 and 2018, respectively. The significant increase of income tax expense was due to the reserve made for deferred tax assets. Due to the Company’s continued operating losses, management determined that the deferred tax assets from net operating loss should be fully reserved.

Net Income (loss)

	For the years ended March 31,		Changes
	2019	2018	$	%
Net income	$(12,003,004)	$(791,293)	$(11,212,150)	(1,417)%
Net Loss Margin	-9.57%	-0.58%	-8.99%

Net loss was $12.0 million for the year ended March 31, 2019, an increase of $11.2 million, or 1,417%, from $791,000 of net loss for the year ended March 31, 2018, mainly attributable to the decreased gross margin and increase in selling, general, and administrative expenses and tax expense described above. Net loss as a percentage of sales was -9.04% and -0.58% for the year ended March 31, 2019 and 2018, respectively.

Adjusted EBITDA

	For the years ended March 31,		Changes
	2019	2018	$	%
Net income	$(12,003,443)	$(791,293)	$(11,212,150)	1,417%
Interest expenses	1,314,295	817,227	283,403	17%
Income tax provision	567,523	(102,185)	669,708)	-655%
Depreciation	1,999,562	1,729,852	269,710	15.6%
Amortization	315,832	315,832	-	0%
Adjusted EBITDA	$(7,806,231)	$1,969,433	$(9,775,664)	-496%
Percentage of sales	-6.2%	1.4%	-8.6%

(1)	Merger expenses were professional fees paid to a financial advisor, legal counsel and auditors in connection with the business combination transaction with E-Compass, which are non-recurring expenses and added back for adjusted EBITDA.

Loss before income tax, depreciation, and amortization was $7.8 million for for the year ended March 31, 2019, a decrease of $9.8 million, as compared to income before income tax, depreciation, and amortization of $2.0 million for the year ended March 31, 2018, mainly attributable to the decrease in net income resulting from decreased sales and increase in selling, general, and administrative expenses described above. The ratio of Adjusted EBITDA to sales was -6.2% and 1.4% for the year ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, iFresh had cash and cash equivalents of approximately $1.0 million. iFresh had operating losses in fiscal year 2019 and had negative working capital of $21.6 million and $18.4 million as of March 31, 2019 and March 31, 2018, respectively. iFresh had negative equity of $1.0 million as of March 31, 2019. The long-term KeyBank loan of $21.3 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of March 31, 2019, the Company has outstanding loan facilities of approximately $21.3 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of March 31, 2019. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $5.2 million of advances and receivables from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties. For the year ended March 31, 2019, the Company and certain institutional investors entered into a securities purchase agreement pursuant to which the Company sold to such investors an aggregate of 1,833,000 shares of common stock and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.75 million

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of March 31, 2019, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the years ended March 31, 2019 and 2018.

	For the years ended March 31,
	2019	2018
Net cash provided by operating activities	$(8,364,263)	$(2,562,300)
Net cash used in (provided by) investing activities	913,129	(1,800,091)
Net cash provided by financing activities	7,858,309	2,452,487
Net increase (decrease) in cash and cash equivalents	$407,175	$(1,909,904)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $8.4 million for the year ended March 31, 2019, an increase of $5.8 million, or 226%, compared to $2.6 million used in operating activities for the year ended March 31, 2018. The increase was a result of a decrease in net income of $10.6 million.

Investing Activities

Net cash provided by investing activities was approximately $913,000 for the year ended March 31, 2019, an increase of $2.7 million, compared to $1.8 million used in investing activities for the year ended March 31, 2018. The increase was primarily attributable to the increase in cash receivable from repayment of related party receivables of $2.7 million.

Financing Activities

Net cash provided by financing activities was approximately $7.9 million for the year ended March 31, 2019, which mainly consisted of net cash flow from bank loans of $5.7 million, cash received from issuance of stock of $3.7 million, capital contribution of $0.3 million, offset by $1.9 million cash paid for loans, notes payable, and capital leases. Net cash provided from financing activities was $2.5 million for the year ended March 31, 2018, which mainly consisted of net cash flow from bank loans of $4.3 million, offset by $1.8 million cash paid for notes payable and capital leases.

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

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of March 31, 2019.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the events of defaults for certain period of time.  The Forbearance Agreement contains customary forbearance covenants and other forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12-month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of March 31, 2019 and 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2019:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$21,285,314	$1,508,616	$19,776,698	$—	—
Estimated interest payments on bank loans	1,942,282	762,056	1,180,227	—	—
Notes payable	228,543	98,475	123,985	6,083	—
Capital lease obligations including interest	666,041	193,874	318,108	154,059	—
Operating Lease Obligations(1)	98,248,953	8,653,644	17,565,797	16,783,018	55,246,474
	$122,371,133	$11,216,665	$38,964,815	$16,943,160	$55,246,474

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of March 31, 2019. Revenue recognized from performance obligations related to prior periods was insignificant.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-24 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to our lack of experience being a public company and lack of professional staffs with adequate knowledge of SEC’s rules and requirements.

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

Our management’s assessment of the effectiveness of our internal control system as of March 31, 2019 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. In connection with this review and the audit of our consolidated financial statements for the year ended March 31, 2019, we identified material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to (i) the deficiency in the ability of our in-house accounting professionals to generate financial statements in accordance with U.S. GAAP; and (ii) lack of accounting and internal control staff experienced in U.S. GAAP. This material weakness may result in reconciliations, reports and other documents being insufficiently reviewed prior to approval by management. Significant deficiencies are related to the lack of whistleblower policy to encourage employees to report any irregularities and to report any possible violations or fraudulent activities. Due to the foregoing material weakness and control deficiencies, management concluded that as of March 31, 2019, our internal control over financial reporting was not effective.

In order to address and resolve the foregoing material weakness, we will begin to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements and building up whistleblower policy to encourage employees to report possible violations or fraudulent activities.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. Although we will continue to implement measures to remedy our internal control deficiencies, there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and/or operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses identified and described above will continue to exist.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Set forth below is certain biographical information about each director and officer of the Company as of June 20, 2019, as well as, in the case of our directors, information concerning the qualifications and experiences that led the board of directors to conclude that such individuals should serve as directors.

iFresh’s directors and executive officers are as follows:

Name	Age	Position
Long Deng	51	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Long Yi	42	Chief Financial Officer
Lilly Deng	50	Vice President of Legal and Finance, and Director
Mei Deng	46	Vice President of Human Resources
Harvey Leibowitz	85	Director
Mark Fang	51	Director
Jay Walder	58	Director

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

Long Yi served as our Chief Financial Officer of the Company from January 2019. Mr. Yi served as the CFO and Secretary of China Bat Group Inc. (formerly China Commercial Credit, Inc.) a Nasdaq listed company (NASDAQ: GLG) (“GLG”) between January 1, 2013 and June 14, 2019. Mr. Yi acted as the interim Chief Executive Officer of GLG between August 21, 2014 and December 29, 2014. Mr. Yi served as a director on the GLG’s Board from June 12, 2015 to June 14, 2019. Mr. Yi has also been the Chief Executive Officer of another Nasdaq listed company, Delta Technology Holdings Limited (NASDAQ: DELT) since January 26, 2018. Prior to joining GLG, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) from 2008 to August 2012. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008. He is a Certified Public Accountant in the State of Illinois. Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

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

The Board of Directors held 7 meetings during the fiscal year ended March 31, 2019, and acted by written consent 4 times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended March 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On August 12, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business. We will provide a copy of our code of ethics to any person, upon request, without charge. Requests should be sent in writing to iFresh, Inc., 2-39 54th Avenue Long Island City, NY..

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2019 and 2018.

Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock and Option Awards Number	All Other Compensation ($)	Total ($)
Long Deng	2018	738,400	—	—	—	738,400
(Director, Chief Executive Officer and Chief Operating Officer)	2019	691,400	—	—	—	691,400

Lilly Deng	2018	130,000	—	—	—	130,000
(Vice President of Legal and Finance)	2019	130,000	—	—	—	130,000

Mei Deng	2018	83,200	—	—	—	83,200
(Vice President of Human Resources)	2019	85,800	—	—	—	93,600

Adam (Xin) He	2018	92,301	—	—	—	—
(Chief Financial Officer)	2019	—	—	—	—	—

Long Yi	2018	—	—	—	—	—
(Chief Financial Officer)	2019	—	—	—	—	—

Grants of Plan Based Awards

None of iFresh’s named executive officers participate in or have account balances in any plan based award programs except that Adam (Xin) He, our former Chief Financial Officer, was granted 300,000 shares of the Company’s common stock under the Company’s equity incentive plan.

Employment Agreements

None of iFresh’s named executive officers have employment agreements with iFresh, except as follows:

iFresh entered into an employment agreement with Long Yi, our Chief Financial Officer, in January 2019 (the “Employment Agreement”). Mr. Yi will receive an annual compensation consisting of an aggregate of 200,000 shares of the Company’s Common Stock (the “Shares”). Mr. Yi shall receive 30,000 Shares upon execution of the employment agreement, 20,000 Shares upon filing of a proxy statement in connection with a potential acquisition, 100,000 Shares upon closing of the acquisition and 50,000 Shares upon closing of a disposition of the Company’s non-performing assets.

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

ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of June 27, 2019, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.  As of June 27, 2019, there were 18,351,497 shares of the Company’s Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Long Deng	1,334,463	(2)	7.27%
Lilly Deng	1,334,463	(3)	7.27%
Mei Deng	324,500		1.77%
Long Yi	-		-
Mark Fang	6,000		*
Jay Walder	-		-
Harvey Leibowitz	-		-
All directors and executive officers as a group (seven individuals)	1,664,963		9.07%

Five Percent Holders:
HK Xu Ding Co. Limited	8,294,989	(4)	45.20%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o iFresh Inc. at 2-39 54th Avenue Long Island City, NY 11101.
(2)	Consists of (i) 1,319,600 shares beneficially owned by Mr. Deng, and (ii) 14,863 shares beneficially owned by Lilly Deng, Mr. Deng’s wife.
(3)	Consists of (i) 1,319,600 shares beneficially owned by Long Deng, Mrs. Deng’s husband, and (ii) 14,863 shares beneficially owned by Mrs. Deng.
(4)	Pursuant to a Schedule 13D filed by the beneficial owner dated February 21, 2019. Pursuant to such schedule, the address of the beneficial owner is C/O Junfeng Liu, Unit 5, 27/f., Richmond Comm. Bldg., 109 Argyle Street, Mongkok, Kowloon, Hong Kong and Juefeng Liu is the authorized signatory for the beneficial owner.

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the years ended March 31, 2019 and 2018 to related parties which are directly or indirectly owned by Mr. Long Deng, the majority shareholder of iFresh, and not eliminated in the consolidated financial statements.

	Year ended March 31, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$880	$2,248,885
Pacific Supermarkets Inc.	77,998	14,040	1,327,401
NY Mart MD Inc.	86,529	10,920	193,741
El Monte	4,410	-	315,641
iFresh Harwin Inc.	2,862	2,600	9,677
Spring Farm Inc.	5,052	1,600	2,005
New York El Monte Inc.	4,944	-	-
Tampa Seafood	3,610	-	-
Pine Court Chinese Bistro	-	-	52,996
	$197,056	$30,040	$4,150,346

	Year ended March 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$62,357	$29,793	$2,188,562
Pacific Supermarkets Inc.	89,116	32,913	3,442,263
NY Mart MD Inc.	64,053	10,501	3,588,064
El Monte	21,751	3,400	134,870
iFresh Harwin Inc	4,240	3,405	163,507
Spring Farm Inc.	-	-	12,131
Spicy Bubbles, Inc.	-	-	95,418
Tampa Seafood	4,050	-	6,703
Pine Court Chinese Bistro	-	-	182,248
	$245,567	$80,012	$9,813,766

Long-Term Operating Lease Agreement with a Related Party

iFresh leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of iFresh, and will expire on April 30, 2026. Rent incurred to the related party was $1,208,000 and $698,000 for the fiscal years ended on March 31, 2019 and 2018, respectively.

ITEM 14 Accountant Fees and Services

Aggregate fees billed to the Company by Friedman LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2019	2018

Audit Fees (1)
Friedman LLP	$280,000	$329,000

Audit Related Fees
Friedman LLP	$20,000	$10,000

Total	$300,000	$339,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements – iFresh, Inc. and Subsidiaries

The following are contained in this 2019 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets as of March 31, 2019 and 2018.

●	Consolidated Statements of Income for the years ended March 31, 2019 and 2018.

●	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2019 and 2018.

●	Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018.

●	Notes to Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-24 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits

Exhibit No.	Description
2.1	Merger Agreement(1)
3.1	Amended and Restated Certificate of Incorporation of iFresh Inc.(2)
3.2	Amended and Restated Bylaws of iFresh Inc..(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Right Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and E-Compass(3)
4.5	Form of Common Stock Purchase Warrant(13)
4.6	Form of Exchange Common Stock Purchase Warrant(18)
10.1	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the E-Compass’s Initial Shareholders.(3)
10.2	Registration Rights Agreement between the Company and certain security holders of E-Compass.(3)
10.3	Form of Option Agreement(4)
10.4	Form of Voting Agreement(5)
10.5	Form of Registration Rights Agreement(6)
10.6	Credit Agreement with KeyBank National Association dated December 23, 2016(8)
10.7	Revolving Note with KeyBank National Association dated December 23, 2016(8)
10.8	Effective Date Term Note with Key Bank National Association dated December 23, 2016(8)
10.9	Delayed Draw Term Note with Key Bank National Association dated May 9, 2018(8)

10.10	Common Stock Purchase Agreement dated July 11, 2018, among iFresh Inc. and Triton Funds LP(9)
10.11	Amendment to Common Stock Purchase Agreement, among iFresh Inc. and Triton Funds LP(9)
10.12	Consulting Agreement with Horowitz and Rubenstein, LLC(10)
10.13	Common Stock Purchase Agreement between Company and Uzi Einy, dated August 16, 2018(11)
10.14	Common Stock Purchase Agreement between Company and Ted Karkus, dated August 17, 2018(12)
10.15	Letter Agreement, as amended, between Company and Maxim Group LLC, dated March 26, 2018(13)
10.16	Form of Securities Purchase Agreement between Company and certain institutional investors, dated October 19, 2018(13)
10.17	Form of Lock-up Agreement between Company and certain individuals, dated October 19, 2018(13)
10.18	Employment Termination Agreement between Adam (Xin) He and Company dated December 31, 2018(14)
10.19	Employment Agreement between Adam (Xin) He and Company, Inc. dated April 1, 2018(14)
10.20	Employment Agreement between the Company and Long Yi, dated January 17, 2019(15)
10.21	Engagement Agreement, dated as of May 10, 2019, by and among iFresh, Inc. and Getzler Henrich & Associates LLC.(16)
10.22	Forbearance Agreement, dated as of May 20, 2019, by and among NYM Holding, Inc., as borrower, iFresh, Inc., certain subsidiaries of NYM Holding, Inc. and an individual, as guarantors, and KeyBank National Association, as lender.(17)
10.23	Form of Exchange Agreement.(18)
10.24	Share Exchange Agreement dated June 7, 2019 by and among iFresh Inc., Xiaotai International Investment Inc. (“Xiaotai”) and certain shareholders of Xiaotai.(19)
10.25	Share Purchase Agreement dated June 7, 2019 by and among iFresh Inc., NYM Holding Inc. and Go Fresh 365 Inc.(19)
16.1	Letter of UHY. dated April 1, 2016 (7)
23.1	Consent of Friedman LLP
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form of Audit Committee Charter. (6)
99.2	Form of Nominating Committee Charter. (6)
99.3	Form of Compensation Committee Charter.(6)

*	Filed herewith.

(1)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated July 25, 2016.
(2)	Incorporated by reference to iFresh’s Registration Statement on S-4/A dated December 9, 2016.
(3)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated August 12, 2015.
(4)	Incorporated by reference to Annex B to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(5)	Incorporated by reference to Annex C to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(6)	Incorporated by reference to E-Compass’s Registration Statement on S-1/A on July 24, 2015.
(7)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated April 1, 2016.
(8)	Incorporated by reference to iFresh’s Form 10-K dated June 29, 2018.
(9)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated July 11, 2018.
(10)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated August 13, 2018.
(11)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated August 16, 2018.
(12)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated August 17, 2018.
(13)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated October 19, 2018.
(14)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated January 7, 2019.
(15)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated January 18, 2019.
(16)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated May 16, 2019.
(17)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated May 20, 2019.
(18)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated June 6, 2019.
(18)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated June 6, 2019.
(19)	Incorporated by reference to iFresh’s Current Report of Form 8-K dated June 10, 2019.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2019	By:	/s/ Long Deng
By: Long Deng
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 28, 2019	By:	/s/ Long Deng
	Name:	Long Deng
	Title:	Chief Executive Officer, Chief Operating Officer and Chairman
(Principal Operating Officer)

Date: June 28, 2019	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: June 28, 2019	By:	/s/ Lilly Deng
	Name:	Lilly Deng
	Title:	Director

Dated: June 28, 2019	By:	/s/ Harvey Leibowitz
	Name:	Harvey Leibowitz
	Title:	Director

Dated: June 28, 2019	By:	/s/ Mark Fang
	Name:	Mark Fang
	Title:	Director

Dated: June 28, 2019	By:	/s/ Jay Walder
	Name:	Jay Walder
	Title:	Director

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

iFRESH INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of

iFresh, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iFresh, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, shareholder’s equity (deficiency), and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

June 28, 2019

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,048,090	$640,915
Accounts receivable, net	4,027,909	4,903,340
Inventories, net	10,411,366	10,905,484
Prepaid expenses and other current assets	3,721,262	1,925,893
Total current assets	19,208,627	18,375,632
Advances and receivables - related parties	5,220,547	10,019,688
Property and equipment, net	20,287,186	17,818,805
Intangible assets, net	1,033,337	1,166,669
Security deposits	1,236,073	1,247,106
Deferred income taxes	115,589	313,832
Total assets	$47,101,359	$48,941,732

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$14,177,700	$15,561,956
Deferred revenue	802,392	326,459
Borrowings against lines of credit, current,net	21,285,314	17,044,486
Notes payable, current	98,475	135,203
Capital lease obligations, current	148,778	55,634
Accrued expenses	1,393,973	873,949
Taxes payable	-	1,606,504
Other payables, current	2,926,101	1,172,360
Total current liabilities	40,832,733	36,776,551

Notes payable, non-current	130,068	231,095
Capital lease obligations, non-current	413,225	70,724
Deferred rent	6,659,412	6,319,386
Other payables, non-current	97,900	78,500
Total liabilities	48,133,338	43,476,256

Commitments and contingencies

Shareholders’ equity (Deficiency)
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 16,737,685 and 14,220,548 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	1,674	1,422
Additional paid-in capital	14,933,829	9,428,093
Accumulated deficit	(15,967,482)	(3,964,039)
Total shareholders’ equity (deficiency)	(1,031,979)	5,465,476
Total liabilities and shareholders’ equity (deficiency)	$47,101,359	$48,941,732

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended March 31,
	2019	2018

Net sales	$121,281,093	$126,874,761
Net sales-related parties	4,150,346	9,813,766
Total net sales	125,431,439	136,688,527
Cost of sales	92,215,568	91,241,612
Cost of sales-related parties	3,674,407	8,877,854
Retail Occupancy costs	9,148,872	7,575,479
Gross profit	20,392,592	28,993,583

Selling, general and administrative expenses	31,899,310	30,738,330
Loss from operations	(11,506,718)	(1,744,747)
Interest expense, net	(1,314,295)	(817,227)
Other income	1,385,093	1,668,496
Loss before income taxes	(11,435,920)	(893,478)
Income tax provision (benefit)	567,523	(102,185)
Net Loss	$(12,003,443)	$(791,293)

Net loss per share:
Basic and diluted	$(0.79)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	15,219,548	14,141,840

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	amount	Capital	Deficit	Total
Balances at March 31, 2017	-	$-	14,103,033	$1,410	$9,075,525	$(3,172,746)	$5,904,189
Stock issued for service			22,515	2	297,578		297,580
Stock issued for acquisition			95,000	10	1,194,940		1,194,950
Acquisition of entities under common control					(1,194,950)		(1,194,950)
Contribution made by Shareholder					55,000		55,000
Net loss	-	-	-	-	-	(791,293)	(791,293)
Balances at March 31, 2018	-	$-	14,220,548	$1,422	$9,428,093	$(3,964,039)	$5,465,476

Capital contribution					330,000		330,000
Net loss						(12,003,443)	(12,003,443)
Proceeds from issurance of stock			1,833,000	183	3,753,839		3,754,022
Stock issued for service			684,137	69	1,421,897		1,421,966
Balances at March 31, 2019	-	$-	16,737,685	1,674	$14,933,829	$(15,967,482)	$(1,031,979)

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(12,003,443)	$(791,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,999,562	1,729,852
Amortization expense	315,832	315,832
Share based compensation	1,421,965	297,536
Bad debt provision	233,448	-
Deferred income taxes (Benefit)	198,243	(227,033)
Changes in operating assets and liabilities:
Accounts receivable	641,983	(2,631,329)
Inventories	494,118	(1,108,500)
Prepaid expenses and other current assets	(1,795,369)	(521,262)
Security deposits	11,033	(155,344)
Accounts payable	(1,384,253)	3,197,888
Deferred revenue	475,933	119,722
Accrued expenses	520,024	143,557
Taxes payable	(1,606,504)	(162,894)
Deferred rent	340,026	844,024
Other liabilities	1,773,139	(3,613,056)
Net cash used in operating activities	(8,364,263)	(2,562,300)
Cash flows from investing activities
Cash received from repayment of related party receivable	4,799,142	2,079,511
Acquisition of property and equipment	(3,886,013)	(3,879,602)
Net cash provided by (used in) investing activities	913,129	(1,800,091)
Cash flows from financing activities
Borrowings against Term loan	3,950,000	1,050,000
Borrowings against lines of credit	1,750,000	3,200,000
Repayments on term loan	(1,641,672)	(1,312,420)
Repayments on notes payable	(137,755)	(407,345)
Payments on capital lease obligations	(146,286)	(77,748)
Capital contribution	330,000	-
Net proceeds received from issuance of stock	3,754,022	-
Net cash provided by financing activities	7,858,309	2,452,487
Net increase (decrease) in cash and cash equivalents	407,175	(1,909,904)
Cash and cash equivalents, beginning of the year	640,915	2,550,819
Cash and cash equivalents, end of the year	$1,048,090	$640,915
Supplemental disclosure of cash flow information
Cash paid for interest	$1,834,091	$763,231
Cash paid for income taxes	$1,606,504	$-

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$779,837	$213,435
Stock issued for business acquisition	$-	$645,500

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

On June 7, 2019, the Company entered into certain Share Exchange Agreement and Share Purchase Agreement to spin off its Asia supermarket business and switch to internet lending business primarily located in China (refer to Note 19).

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had operating losses in fiscal year 2019 and had negative working capital of $21.7 million and $18.4 million as of March 31, 2019 and 2018, respectively. The Company had negative equity of $1.0 million as of March 31, 2019. The Company did not meet certain financial covenants required in the credit agreement with Keybank National Association (“Keybank”). As of March 31, 2019, the Company has outstanding loan facilities of approximately $21.3 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of March 31, 2019, the Company also has $5.2 million of advances and receivable from the related parties we intend to collect. On June 7, 2019, the Company entered into certain Share Exchange Agreement and Share Purchase Agreement to spin off its Asia supermarket business and switch to internet lending business primarily located in China through the acquisition (refer to Note 19). The acquisition is expected to improve the Company’s liquidity and cash flow.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of March 31, 2019 and 2018. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of March 31, 2019 and 2018, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

Capital Lease Obligations

The Company has recorded capital lease obligations for equipment leases at both March 31, 2019 and 2018. In each case, the Company was deemed to be the owner under lease accounting guidance. Further, each lease contains provisions indicating continuing involvement with the equipment at the end of the lease period. As a result, in accordance with applicable accounting guidance, related assets subject to the leases are reflected on the Company’s consolidated balance sheets and amortized over the lesser of the lease term or their remaining useful lives. The present value of the lease payments associated with the equipment is recorded as capital lease obligations.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of March 31, 2019 and 2017, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of  March 31, 2019. For the year ended March 31, 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the years ended
	March 31, 2019	March 31, 2018
Grocery	$54,219,303	$55,620,129
Perishable goods	71,212,136	81,068,398
Total	$125,431,439	$136,688,527

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheets for fiscal year ended March 31, 2018, to reclassify the long-term portion of bank loan of $15,740,733 to a short term loan due to the fact that the Company was not in compliance with its loan covenant as of March 31, 2018. This change in classification does not affect the previously reported total liabilities of the Company as of March 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently developing its lease disclosures prepare such disclosures beginning with its quarterly reporting on

Form 10-Q for the period ending June 30, 2019. As of the date of implementation on April 1, 2019, the impact of the adoption of the Updated Lease Guidance is estimated to result in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $72 million to $74 million. The deferred rent of $6.7 million on the balance sheet as of March 31, 2019 will be de-recognized and right to use assets will be adjusted accordingly. Subsequent to adoption, the Company does not anticipate the impact on its results and cash flows to be material.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

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

New York Mart CT, Inc. (“NYM CT”) Acquisition

On October 2, 2017, the Company acquired 100% equity interest of NYM CT from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The purchase included the business, lease and equipment of the store. The store is currently under renovation and the Company expects the Connecticut store to open in January of 2020.

The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Advances made to NYM CT	3,500,000
Cash acquired	(2,988)
Net consideration	$3,497,012

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	3,695,834
Due from related parties	820
Subtotal	3,696,654
Liability assumed:
Due to related parties	87,741
Account payable	122,555
Subtotal	210,296
Historical cost of net assets acquired	$3,486,358

Prior year financial statements were retrospectively adjusted to combine the financial information of NYM CT as if the acquisition occurred at the beginning of the period of transfer.

New York Mart N. Miami Inc. (“NYM N. Miami”) Acquisition

On October 2, 2017, the Company acquired 100% equity interest of NYM N. Miami from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The purchase included the business, lease and equipment of the store. The store is also currently under construction, and, once finished, will be one of the largest Asian supermarkets in South Florida. NYM N. Miami will open in December of 2019.

The Company accounted for this acquisition as a business combination under ASC 805-50-30 whereby we recognize assets acquired and liabilities assumed in an acquisition at their historical costs as of the date of acquisition, since the acquisition took place between entities under common control.

The total purchase consideration and the costs of the assets and liabilities at the acquisition date were as follows:

Fair value allocation
Advances made to NYM N. Miami	$3,500,000
Fair value of stock issued	549,450
Cash acquired	(5,217)
Net consideration	$4,044,233

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Assets acquired:	Cost allocation
Property and equipment	$3,179,647
Security deposit	100,000
Due from related parties	244,308
Subtotal	3,523,955
Liability assumed:
Due to related parties	455,101
Account payable	41,300
Deferred rent liability	65,199
Subtotal	561,600
Historical cost of net assets acquired	$2,962,355

Prior year financial statements were retrospectively adjusted to combine the financial information of NYM N. Miami as if the acquisition occurred at the beginning of the period of transfer.

6. Accounts Receivable

A summary of accounts receivable, net is as follows:

	March 31,	March 31,
	2019	2018
Customer purchases	$4,008,747	$4,643,922
Credit card receivables	532,369	332,136
Food stamps	99,762	101,105
Others	2,518	30,945
Total accounts receivable	4,643,396	5,108,108
Allowance for bad debt	(615,487)	(204,768)
Accounts receivable, net	$4,027,909	$4,903,340

7. Inventories

A summary of inventories, net is as follows:

	March 31,	March 31,
	2019	2018
Non-perishables	$8,762,634	$9,206,442
Perishables	1,723,882	1,798,970
Inventories	10,486,516	11,005,412
Allowance for slow moving or defective inventories	(75,150)	(99,928)
Inventories, net	$10,411,366	$10,905,484

8. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	March 31,	March 31,
Entities	2019	2018
New York Mart, Inc.	$-	$838,096
Pacific Supermarkets Inc.	437,863	1,151,338
NY Mart MD Inc.	335,374	3,709,493
iFresh Harwin Inc	-	557,262
Advances - related parties	$773,237	$6,256,189

New York Mart, Inc.	605,265	1,021,572
Pacific Supermarkets Inc.	428,237	210,450
NY Mart MD Inc.	3,181,011	2,290,197
iFresh Harwin Inc	232,797	241,280
Receivables – related parties	4,447,310	3,763,499
Total advances and receivables – related parties	$5,220,547	$10,019,688

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

9. Property and Equipment

	March 31,	March 31,
	2019	2018
Furniture, fixtures and equipment	$19,957,600	$17,190,356
Automobiles	2,214,306	2,125,874
Leasehold improvements	8,849,422	7,234,484
Software	6,735	6,735
Total property and equipment	31,028,063	26,557,449
Accumulated depreciation and amortization	(10,740,877)	(8,738,644)
Property and equipment, net	$20,287,186	$17,818,805

Depreciation expense for the year ended March 31, 2019 and 2018 was $1,999,562 and $1,729,852, respectively.

10. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at March 31,
	2018	Additions	2019
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,333,331)	$(133,332)	$(1,466,663)
Intangible assets, net	$1,166,669	$(133,332)	$1,033,337

Amortization expense was $133,332 and $133,332 for the year ended March 31, 2019 and 2018, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending March 31,
2020	$133,333
2021	133,333
2022	133,333
2023	133,333
2024	133,333
Thereafter	366,672
Total	$1,033,337

11. Debt

A summary of the Company’s debt is as follows:

	March 31,	March 31,
	2019	2018
Revolving Line of Credit-KeyBank National Association	$4,950,000	3,200,000
Delayed Term Loan-KeyBank National Association	4,494,983	997,500
Term Loan-KeyBank National Association	12,342,206	13,531,361
Less: Deferred financing cost	(501,875)	(684,375)
Total	21,285,314	17,044,486

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $3,200,000 of the revolving credit was used as of March 31, 2019.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of March 31, 2019 and 2018, these ratios were failed, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the events of shares transfer defaults for certain period of time.  The Forbearance Agreement contains customary forbearance covenants and other forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending March 31
2020	$1,508,616
2021	1,562,490
2022	18,214,208
Total	$21,285,314

12. Notes Payable

Notes payables consist of the following:

	March 31,	March 31,
	2019	2018
Hitachi Capital America Corp.
Secured by vehicle, 6.99%, principal and interest of $2,170 due monthly through March 10, 2019	-	25,083
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	18,823	28,498
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	6,350	15,535
Isuzu Finance of America, Inc.
Secured by vehicle, 6.99%, principal and interest of $2,200 due monthly through October 1, 2018	-	15,045
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	12,378	19,612
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	8,826	17,573
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	25,415	32,216
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	23,546	34,112
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	50,172	68,047

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	13,096	17,516
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	25,928	33,517
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	24,031	31,621
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	19,978	27,924
Total Notes Payable	$228,543	$366,298
Current notes payable	(98,475)	(135,203)
Long-term notes payable, net of current maturities	$130,068	$231,095

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending December 31,
2019	$98,475
2020	83,340
2021	40,645
2022	6,083
2023	-
Total	$228,543

13. Capital lease obligations

The following capital lease obligations are included in the consolidated balance sheets:

	March 31,	March 31,
	2019	2018
Capital lease obligations:
Current	$148,778	$55,634
Long-term	413,225	70,724
Total obligations	$562,003	$126,358

Interest expense on capital lease obligations for the years ended March 31, 2019 and 2018 amounted to $50,377 and $8,801, respectively.

Future minimum lease payments under the capital leases are as follows:

Year Ending March 31,
2020	$193,874
2021	169,877
2022	148,231
2023	142,180
2024	11,879
Total minimum lease payments	666,041
Less: Amount representing interest	(104,038)
Total	$562,003

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

The following table presents summary information by segment for the years ended March 31, 2019 and 2018, respectively:

	Year ended March 31, 2019
	Wholesale	Retail	Total

Net sales	$18,463,885	$106,967,554	$125,431,439
Cost of sales	14,225,146	81,664,829	95,889,975
Retail occupancy costs	-	9,148,872	9,148,872
Gross profit	$4,238,739	$16,153,853	$20,392,592

Interest expense, net	$(12,803)	$(1,301,492)	$(1,314,295)
Depreciation and amortization	$234,837	$2,080,557	$2,315,394
Capital expenditures	$32,061	$4,633,789	$4,665,850
Segment loss before income tax provision	$(57,863)	$(11,378,056)	$(11,435,919)
Income tax provision (benefit)	$2,872	$564,651	$567,523
Segment assets	$10,571,565	$36,529,794	$47,101,359

	Year ended March 31, 2018
	Wholesale	Retail	Total

Net sales	$27,279,659	$109,408,868	$136,688,527
Cost of sales	20,071,865	80,047,600	100,119,465
Retail occupancy costs	-	7,575,479	7,575,479
Gross profit	$7,207,794	$21,785,789	$28,993,583

Interest expense, net	$(26,255)	$(790,972)	$(817,227)
Depreciation and amortization	$249,180	$1,796,504	$2,045,684
Capital expenditures	$60,712	$4,032,325	$4,093,037
Segment income (loss) before income tax provision	$890,643	$(1,784,122)	$(893,478)
Income tax provision (benefit)	$344,340	$(446,525)	$(102,185)
Segment assets	$11,794,456	$37,147,276	$48,941,732

15. Shareholder’s Equity

On October 19, 2018, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,275,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (the “Financing”). The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.25. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.00. Each warrant is subject to anti-dilution provisions that require adjustment of the number of shares of Common Stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions.

Management determined that these warrants are equity instruments because the warrants are both a) indexed to its own stock; and b) classified in stockholders’ equity. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity. As of March 31, 2019, the total number of warrants outstanding was 1,170,000 with weighted average remaining life of 4.75 year. No warrants were exercised as of March 31, 2019.

16. Income Taxes

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. The valuation allowance for deferred tax assets was approximately $4,166,595 and $486,730 as of March 31, 2019 and 2018.

The Company has approximately $10,715,275 and $2,429,079 of US NOL carry forward of which approximately $2,891,876 and $$2,317,760 are SRLY NOL as of March 31, 2019 and March 31, 2018, respectively. For income tax purpose, those NOLs will expire in the year 2032 through 2036.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the year ended
	March 31,
	2019	2018
Current:
Federal	$-	$-
State	369,278	124,849
	369,278	124,849
Deferred:
Federal	261,649	(71,093)
State	(63,404)	(155,941)
	198,245	(227,034)

Total	$567,523	$(102,185)

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Years ended March 31,
	2019	2018
Expected tax at U.S. statutory income tax rate	21%	31%
State and local income taxes, net of federal income tax effect	7%	7%
Other non-deductible fees and expenses	(2.4%)	(19%)
Impact of change of federal income tax rate on deferred taxes	0%	(4%)
Deferred tax allowance	(32.2%)	-
Other	1.6%	(4%)

Effective tax rate	(5%)	11%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	March 31,	March 31,
	2019	2018
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$101,829	$68,124
Sec 263A Inventory Cap	208,514	189,100
Deferred rent	2,092,128	1,983,213
Depreciation and amortization	(2,305,164)	(1,971,247)
Net operating losses	3,898,744	531,372
163 (j) business interest	286,133	-
Valuation allowance	(4,166,595)	(486,730)
Net Deferred Tax Assets	$115,589	$313,832

17. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the year ended March 31, 2019 and 2018 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of March 31, 2019 and 2018 were included in advances and receivables – related parties (see Note 8).

Year ended March 31, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$880	$2,248,885
Pacific Supermarkets Inc.	77,998	14,040	1,327,401
NY Mart MD Inc.	86,529	10,920	193,741
NYM Elmhurst Inc.	4,410	-	315,641
iFresh Harwin Inc	2,862	2,600	9,677
Spring Farm Inc.	5,052	1,600	2,005
New York El Monte Inc.	4,944	-	-
Tampa Seafood	3,610	-	-
Pine Court Chinese Bistro	-	-	52,996
	$197,056	$30,040	$4,150,346

Year ended March 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$62,357	$29,793	$2,188,562
Pacific Supermarkets Inc.	89,116	32,913	3,442,263
NY Mart MD Inc.	64,053	10,501	3,588,064
El Monte	21,751	3,400	134,870
iFresh Harwin Inc	4,240	3,405	163,507
Spring Farm Inc.	-	-	12,131
Spicy Bubbles, Inc.	-	-	95,418
Tampa Seafood	4,050	-	6,703
Pine Court Chinese Bistro	-	-	182,248
	$245,567	$80,012	$9,813,766

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $1,208,000 and $698,000 for the year ended on March 31, 2019 and 2018.

18. Operating Lease Commitments

The Company’s leases include stores, office and warehouse buildings. These leases have an average remaining lease term of approximately 9 years as of March 31, 2019.

Rent expense charged to operations under operating leases in the year ended March 31, 2019 and 2018 amounted to $8,666,178 and $8,519,190, respectively.

Future minimum lease obligations for operating leases with initial terms in excess of one year at March 31, 2019 are as follows:

	Non-related parties	Related party	Total
2020	$7,403,861	$1,249,803	$8,653,664
2021	7,321,792	1,589,213	8,920,005
2022	7,033,441	1,612,351	8,645,792
2023	7,108,949	1,657,825	8,766,774
2024	6,333,155	1,683,089	8,016,244
Thereafter	44,451,339	10,795,135	55,246,474
Total payments	$79,652,537	$18,596,416	$98,248,953

19. Contingent Liability

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

The hearing will be in early July, 2019. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

HDH, LLC v. New York Mart Group Inc.

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary government permits. The landlord also sued the tenant for failing to pay rent and additional fee. The trial court entered a judgment on September 28, 2018. The landlord claims it is entitled to $372,667 in damages and other related fees. New York Mart Group Inc. filed a notice of appeal, which might take 1 to 2 years. The Company is still negotiating a final agreement. Based on the Company’s best estimation on the negotiation, the Company has accrued $200,000 for the potential loss and expense associated with this case.

Voice Road Plaza, LLC v. New York Mart Group Inc

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with Voice Road Plaza, LLC for the Company’s new store Glen Cov located at Carle Place, NY 11514. The landlord sued the Company for failing to pay rent and additional fee. In April 2019, landlord was awarded money judgment of $207,975 and judgment of passion and warrant of eviction. The landlord has also requested legal order to withhold the Company’s bank account for $415,950 on May 3, 2019. On June 19, 2019, the Company signed Stipulation of Settlement with landlord to pay for the unpaid rent and execute warrant of eviction by July, 24, 2019. The Company has accrued around $210,000 expense associated with this case. The Company is planning to file a notice of appeal to sue the landlord not timely provide documents requested in order for the Company to obtain required license to operate.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. The deadline for iFresh to respond to that motion has not yet occurred. In view of the uncertainties inherent in litigation, we are unable to form a judgment as to the likelihood of an unfavorable outcome. If the plaintiff was to prevail on the merit, it could obtained a judgment against iFresh in the amount of its alleged loss under the bonds for the amount of $424,772, in addition to attorney’s fee, costs and interest. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Other litigations

Three of the subsidiaries of the Company has failed to pay the rents on time. The landlord has sued the Company to pay. The Company is going to engage attorney to represent the Company to file answer to summary of judgments made by opposing counsels. All unpaid rent has been fully accrued as of March 31, 2019.

20. Subsequent Event

On June 7, 2019, the Company, entered into certain Share Exchange Agreement (“Exchange Agreement”) with Xiaotai International Investment Inc. (“Xiaotai”), a Cayman Island Company, and certain shareholders of Xiaotai (collectively with Xiaotai, “Seller”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will acquire all of the outstanding issued shares and other equity interests in Xiaotai from certain shareholders of Xiaotai (such transactions, collectively, the “Acquisition”). The Company agreed to issue to the sellers an aggregate of 254,813,383 shares of the Company’s common stock, par value $0.0001.

On the same day, the Company and its wholly owned subsidiary NYM Holding Inc. entered into a Share Purchase Agreement (the “Purchase Agreement”) with Go Fresh 365 Inc., (“Go Fresh”) a Florida company solely owned by Mr. Long Deng, IFMK’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to Go Fresh, in exchange for cash consideration of $9.1 million (the “Spin-off”). The transactions contemplated by the Purchase Agreement would take place contemporaneously with the closing of the Acquisition. It is anticipated that, following completion of the Spin-off, Go Fresh will receive 100% of the equity interest of NYM, and that the Company’s business upon completion of the Acquisition and the Spin-off will be that of Xiaotai and its subsidiaries.