Form 10-Q
period 2019-06-30
iFresh Inc
filed 2019-08-14
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 14, 2019, 18,351,497 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,309,616	$1,048,090
Accounts receivable, net	3,975,866	4,027,909
Inventories, net	8,815,365	10,411,366
Prepaid expenses and other current assets	3,509,978	3,721,262
Total current assets	17,610,825	19,208,627
Advances and receivables - related parties	4,609,810	5,220,547
Property and equipment, net	20,007,031	20,287,186
Intangible assets, net	1,000,004	1,033,337
Security deposits	1,230,428	1,236,073
Right of use assets-lease	64,881,376	-
Deferred income taxes	213,526	115,589
Total assets	$109,553,000	$47,101,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,540,086	$14,177,700
Deferred revenue	1,116,090	802,392
Borrowings against lines of credit, current,net	20,960,215	21,285,314
Notes payable, current	95,130	98,475
Finance lease obligations, current	146,679	148,778
Accrued expenses	1,392,616	1,393,973
Operating lease liabilities, current	5,767,554	-
Other payables, current	3,454,132	2,926,101
Total current liabilities	44,472,502	40,832,733

Notes payable, non-current	108,599	130,068
Finance lease obligations, non-current	380,901	413,225
Deferred rent	-	6,659,412
Other payables, non-current	97,900	97,900
Long term operating lease liabilities	65,852,541	-
Total liabilities	110,912,443	48,133,338

Commitments and contingencies

Shareholders’ equity (deficiency)
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,351,497 and 16,737,685 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	1,835	1,674
Additional paid-in capital	17,974,331	14,933,829
Accumulated deficit	(19,335,609)	(15,967,482)
Total shareholders’ deficiency	(1,359,443)	(1,031,979)
Total liabilities and shareholders’ equity (deficiency)	$109,553,000	$47,101,359

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,
	2019	2018

Net sales	$23,084,675	$29,671,823
Net sales-related parties	743,107	1,416,318
Total net sales	23,827,782	31,088,141
Cost of sales	16,516,099	21,602,917
Cost of sales-related parties	582,569	1,228,404
Retail Occupancy costs	1,930,619	1,831,074
Gross profit	4,798,495	6,425,746

Selling, general and administrative expenses	8,575,894	8,075,441
Loss from operations	(3,777,399)	(1,649,695)
Interest expense, net	(609,745)	(245,703)
Other income	921,080	332,569
Loss before income taxes	(3,466,064)	(1,562,829)
Income tax provision (benefit)	(97,937)	313,833
Net Loss	$(3,368,127)	$(1,876,662)

Net loss per share:
Basic	$(0.19)	$(0.13)
Diluted	$(0.19)	$(0.13)
Weighted average shares outstanding:
Basic	17,385,010	14,220,548
Diluted	17,385,010	14,220,548

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,368,127)	$(1,876,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	561,644	459,945
Amortization expense	215,833	90,364
Share based compensation	1,921,081	297,529
Lease amortization	2,142,010	-
Bad debt reserve	233,448	-
Deferred income taxes (Benefit)	(97,937)	313,832
Changes in operating assets and liabilities:
Accounts receivable	(181,405)	356,623
Inventories	1,596,001	(950,780)
Prepaid expenses and other current assets	211,284	(73,010)
Security deposits	5,645	(17,385)
Accounts payable	(2,637,611)	(1,154,137)
Deferred revenue	313,698	52,480
Accrued expenses	(1,357)	502,610
Taxes payable	-	(1,427,387)
Deferred rent	-	58,790
Operating lease liabilities	(2,062,703)	-
Other liabilities	528,028	(99,697)
Net cash used in operating activities	(620,468)	(3,466,885)
Cash flows from investing activities
Cash advances to (received from) related parties	610,738	670,136
Acquisition of property and equipment	(281,489)	(2,478,796)
Net cash provided by (used in) investing activities	329,249	(1,808,660)
Cash flows from financing activities
Borrowings against Term loan	-	3,950,000
Borrowings against lines of credit	-	1,750,000
Repayments on term loan	(507,599)	(432,656)
Repayments on notes payable	(24,814)	(35,450)
Payments on capital lease obligations	(34,424)	(39,026)
Net proceeds received from capital contribution	1,119,582	-
Net cash provided by financing activities	552,745	5,192,868
Net increase (decrease) in cash and cash equivalents	261,526	(82,677)
Cash and cash equivalents at beginning of the period	1,048,090	640,915
Cash and cash equivalents at the end of the period	$1,309,616	$558,238
Supplemental disclosure of cash flow information
Cash paid for interest	$609,745	$235,590
Cash paid for income taxes	$-	$1,424,387

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$-	$597,246
Stock issued for business acquisition	$-	$645,500

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at March 31, 2018	-	$-	14,220,548	$1,422	$9,428,093	$(3,964,039)	$5,465,476
Net loss						(1,876,662)	(1,876,662)
Balances at June 30, 2018	-	$-	14,220,548	1,422	$9,428,093	$(5,840,701)	$3,588,814

Balances at March 31, 2019	-	$-	16,737,685	1,674	$14,933,829	$(15,967,482)	$(1,031,979)
Capital contribution	-	-	-	-	1,119,421	-	1,119,421
Net loss						(3,368,127)	(3,368,127)
Common stock issued in connection of warrants exercise	-	-	1,170,000	117	1,450,683	-	1,450,800
Stock issued for service	-	-	443,813	44	470,398	-	470,442
Balances at June 30, 2019	-	$-	18,351,498	1,835	$17,974,331	$(19,335,609)	$(1,359,443)

See accompanying notes to unaudited condensed consolidated financial statements

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

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the three months ended June 30, 2019 and in fiscal year 2019 and had negative working capital of $26.9 million and $21.6 million as of June 30, 2019 and March 31, 2019, respectively. The Company had deficiency of $1.4 million and $1.0 million as of June 30, 2019 and March 31, 2019, respectively. The Company did not meet certain financial covenants required in the credit agreement with Keybank National Association (“Keybank”). As of June 30, 2019, the Company has outstanding loan facilities of approximately $21.0 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of June 30, 2019, the Company also has $4.6 million of advances and receivable from the related parties we intend to collect. On June 7, 2019, the Company entered into certain Share Exchange Agreement and Share Purchase Agreement to spin off its Asia supermarket business and switch to internet lending business primarily located in China through the acquisition (refer to Note 1). The acquisition is expected to improve the Company’s liquidity and cash flow.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of June 30, 2019 and March 31, 2019. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of June 30 and March 31, 2019 , this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

The unaudited interim financial information as of June 30, 2019 and for the three months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2019.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $64,881,376 of operating lease assets and $71,620,095 operating lease liabilities on the consolidated balance sheet as of June 30, 2019. See Note 12 for additional information.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of June 30, 2019 and March 31, 2019, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of June 30, 2019 and March 31, 2019. For the three months ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the three months ended
	June 30, 2019	June 30, 2018
Grocery	$10,568,993	$12,462,416
Perishable goods	13,258,789	18,625,725
Total	$23,827,782	$31,088,141

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. On April 1, 2019, the Company adopted this ASU and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	June 30,	March 31,
	2019	2019
Customer purchases	$4,168,204	$4,008,747
Credit card receivables	319,345	532,369
Food stamps	101,286	99,762
Others	2,518	2,518
Total accounts receivable	4,591,353	4,643,396
Allowance for bad debt	(615,487)	(615,487)
Accounts receivable, net	$3,975,866	$4,027,909

6. Inventories

A summary of inventories, net is as follows:

	June 30,	March 31,
	2019	2019
Non-perishables	$7,415,357	$8,762,634
Perishables	1,455,389	1,723,882
Inventories	8,870,746	10,486,516
Allowance for slow moving or defective inventories	(55,381)	(75,150)
Inventories, net	$8,815,365	$10,411,366

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	June 30,	March 31,
Entities	2019	2019
New York Mart Elmhurst Inc	$59,357	$-
Pacific Supermarkets Inc.	-	437,863
NY Mart MD Inc.	244,932	335,374
Advances - related parties	$304,289	$773,237

New York Mart, Inc.	605,265	605,265
Pacific Supermarkets Inc.	273,873	428,237
NY Mart MD Inc.	3,197,344	3,181,011
iFresh Harwin Inc	229,039	232,797
Receivables – related parties	4,305,521	4,447,310
Total advances and receivables – related parties	$4,609,810	$5,220,547

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting some of these advances and receivables into deposits towards the purchase price upon planned acquisitions of some of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the shareholder the Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 16). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng.

8. Property and Equipment

	June 30,	March 31,
	2019	2019
Furniture, fixtures and equipment	$19,980,983	$19,957,600
Automobiles	2,222,506	2,214,306
Leasehold improvements	9,099,328	8,849,422
Software	6,735	6,735
Total property and equipment	31,309,552	31,028,063
Accumulated depreciation	(11,302,521)	(10,740,877)
Property and equipment, net	$20,007,031	$20,287,186

Depreciation expense for the three months ended June 30, 2019 and 2018 was $561,644 and $459,945, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at June 30,
	2019	Additions	2019
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,466,663)	$(33,333)	$(1,499,996)
Intangible assets, net	$1,033,337	$(33,333)	$1,000,004

Amortization expense was $33,333 and $33,333 for the three months ended June 30, 2019 and 2018, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending June 30,
2020	$133,333
2021	133,333
2022	133,333
2023	133,333
2024	133,333
Thereafter	333,339
Total	$1,000,004

10. Debt

A summary of the Company’s debt is as follows:

	June 30,	March 31,
	2019	2019
Revolving Line of Credit-KeyBank National Association	$4,950,000	4,950,000
Delayed Term Loan-KeyBank National Association	4,369,983	4,494,983
Term Loan-KeyBank National Association	12,096,482	12,342,206
Less: Deferred financing cost	(456,250)	(501,875)
Total	20,960,215	21,285,314

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of June 30, 2019.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited condensed consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of June 30, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending June 30
2020	$1,521,862
2021	1,576,334
2022	17,862,019
Total	$20,960,215

11. Notes Payable

Notes payables consist of the following:

	June 30,	March 31,
	2019	2019
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	16,338	18,823
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	4,248	6,350
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	10,663	12,378
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	6,628	8,826
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	23,630	25,415
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	21,040	23,546
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	45,125	50,172

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	11,964	13,096
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	24,031	25,928
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	22,134	24,031
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	17,928	19,978
Total Notes Payable	$203,729	$228,543
Current notes payable	(95,130)	(98,475)
Long-term notes payable, net of current maturities	$108,599	$130,068

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending June 30,
2020	$95,130
2021	79,749
2022	27,585
2023	1,265
Total	$203,729

12. Lease

The Company’s material leases consist of store, warehouse, parking lots and its offices with expiration dates through 2027. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases. The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of June 30, 2019  was as follows:

As of June 30, 2019
Operating Lease Assets:
Operating Lease	$64,881,376
Total operating lease assets	64,881,376
Operating lease obligations:
Current operating lease liabilities	5,767,554
Non-current operating lease liabilities	65,852,541
Total Lease liabilities	$71,620,095

Weighted Average Remaining Lease Term Operating Lease	$13.78 years
Weighted Average discount rate	$4.3%

	June 30,	March 31,
	2019	2019
Finance lease Assets
Vehicles under finance lease	$1,033,131	$1,033,131
Accumulated depreciation	280,250	244,116
Finance lease assets, net	$752,881	$789,115

	June 30,	March 31,
	2019	2019
Finance lease obligations:
Current	$146,679	$148,778
Long-term	380,901	413,225
Total obligations	$527,580	$562,003

Weighted Average Remaining Lease Term Operating Lease	2.63 years
Weighted Average discount rate	7.1%

Supplemental cash flow information related to leases was as follows:

As of June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$2,062,703
Finance lease	34,424

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
	Lease	lease
2020	188,028	8,599,004
2021	163,061	8,757,803
2022	146,831	8,628,318
2023	120,645	8,604,784
2024	1,564	8,233,773
Thereafter	-	52,434,190
Total minimum lease payments	$620,129	$95,257,872
Less: Amount representing interest	(92,549)	(23,637,775)
Total	$527,580	$71,620,095

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

The following table presents summary information by segment for the three months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30, 2019
	Wholesale	Retail	Total

Net sales	$4,532,105	$19,295,677	$23,827,782
Cost of sales	3,193,655	13,905,013	17,098,668
Retail occupancy costs	-	1,930,619	1,930,619
Gross profit	$1,338,450	$3,460,045	$4,798,495

Interest expense, net	$(3,040)	$(606,705)	$(609,745)
Depreciation and amortization	$326,843	$2,592,644	$2,354,881
Capital expenditures	$-	$479,396	$479,396
Segment loss before income tax provision	$365,856	$(3,831,919)	$(3,466,063)
Income tax provision (benefit)	$10,338	$(108,275)	$(97,937)
Segment assets	$17,638,285	$91,914,715	$109,553,000

	Three months ended June 30, 2018
	Wholesale	Retail	Total

Net sales	$5,188,545	$25,899,596	$31,088,141
Cost of sales	3,831,897	18,999,424	22,831,321
Retail occupancy costs	-	1,831,074	1,831,074
Gross profit	$1,356,648	$5,069,098	$6,425,746

Interest expense, net	$(3,393)	$(242,310)	$(245,703)
Depreciation and amortization	$59,084	$491,225	$550,309
Capital expenditures	$18,313	$3,057,729	$3,076,042
Segment income (loss) before income tax provision (benefit)	$156,539	$(1,719,368)	$(1,562,829)
Income tax provision (benefit)	$43,831	$270,002	$313,833
Segment assets	$11,817,248	$38,829,721	$50,646,969

14. Shareholder’s Equity

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

Management determined that these warrants are equity instruments because the warrants are both a) indexed to its own stock; and b) classified in stockholders’ equity. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity. As of June 30, 2019, all warrants have been exercised.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, will not be fully realizable. The valuation allowance for deferred tax assets was approximately $5,099,925 and $4,166,595 as of June 30, 2019 and March 31, 2019.

The Company has approximately $14,181,339 and $10,715,275 of US NOL carry forward as of June 30, 2019 and March 31, 2019, respectively. For income tax purpose, those NOLs will expire in the year 2032 through 2038.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the three months ended
	June 30
	2019	2018
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(73,453)	235,375
State	(24,484)	78,458
	(97,937)	313,833

Total	$(97,937)	$313,833

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Three months ended June 30,
	2019	2018
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	14%
Other non-deductible fees and expenses	(0.8%)	3%
Valuation allowance	(24.4%)	(58%)

Effective tax rate	2.8%	(20%)

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	June 30,	March 31,
	2019	2019
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$223,604	$101,829
Sec 263A Inventory Cap	271,221	208,514
Leasing liabilities/Deferred rent	2,117,531	2,092,128
Depreciation and amortization	(2,398,831)	(2,305,164)
Net operating losses	4,869,241	3,898,744
163 (j) business interest	132,748	286,133
Valuation allowance	(5,001,988)	(4,166,595)
Net Deferred Tax Assets	$213,526	$115,589

16. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the three months ended June 30, 2019 and 2018 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, shareholder and the CEO, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of June 30, 2019 and March 31, 2019 were included in advances and receivables – related parties (see Note 8).

Three months ended June 30, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc	1,650	-	-
NY Mart MD Inc.	29,300	3,680	455,377
NYM Elmhurst Inc.	24,612	2,210	279,004
Spring Farm Inc.	3,300	-	-
Pine Court Chinese Bistro	-	-	8,726
	$58,862	$5,890	$743,107

Three months ended June 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$3,780	$193,741
Pacific Supermarkets Inc.	28,057	5,770	660,284
NY Mart MD Inc.	18,761	880	526,734
El Monte	4,944	1,600	-
iFresh Harwin Inc	2,279	2,600	9,677
Spring Farm Inc.	-	-	1,358
Tampa Seafood	550		-
Pine Court Chinese Bistro	-	-	24,524
	$66,242	$14,630	$1,416,318

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the CEO of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $292,460and $292,460 for the three months ended on June 30, 2019 and 2018.

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

The appeal hearing was held in July 12, 2019 and a decision is expected to be made within 90 days. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

HDH, LLC v. New York Mart Group Inc.

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary government permits. The landlord also sued the tenant for failing to pay rent and additional fee. The trial court entered a judgment on September 28, 2018. The landlord claims it is entitled to $372,667 in damages and other related fees. On July 8, final stipulation was signed and the petitioner agreed to waive $222,667 of the arrears, leaving a balance due of $150,000. The Company has previously accrued $200,000 for the potential loss and expense associated with this case.

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

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of around $355,000. The Company is currently negotiating an agreement with the landlord to settle the case. A hearing will be held on August 20, 2019. All unpaid rent has been fully accrued as of June 30, 2019.

18. Subsequent Event

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has ten retail supermarkets across New York, Massachusetts and Florida, with in excess of 6,224,500 sales transactions in its stores in the fiscal year ended March 31, 2019. It currently has one in-house wholesale businesses, Strong America Limited (“Strong America”) covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

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

iFresh’s net sales were $23.8 million and $31.1 million for the three months ended June 30, 2019 and 2018, respectively. In terms of sales by category, Perishables constituted approximately 55.6% of the total sales for the three months ended June 30, 2019. iFresh’s net loss was $3.4 million for the three months ended June 30, 2019, an increase of $1.5 million, or 80%, from $1.9 million of net loss for the three months ended June 30, 2018. Adjusted EBITDA was $-2.3 million for the three months ended June 30, 2019, an decrease of $1.4 million, or 175%, from $-0.8 million for the three months ended June 30, 2018.

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

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. In first quarter of fiscal year 2020, the Company contracted these two stores to third party to operate and are collecting contracting fees. The gross margin was low in these stores since the Company’s distribution center in New York area could not lower the purchase cost of the stores in MA For the three months ended June 30, 2019, the Company’s retail sales decreased significantly due to the change of operations of these two stores.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $1.2million, or 7.7% for the year ended March 31, 2019 and decreased by $0.9 million or 22.9% for the three months ended June 30, 2019 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 19.6 % and 14.8% of its procurement for the fiscal year ended March 31, 2019 and three months ended June 30, 2019, respectively. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses. Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily relied on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of June 30, 2019, two iFresh stores are under renovation and have not opened yet. iFresh incurred $449,948 in expenses for these stores for the year ended March 31, 2019. One store was under renovation for 10 months in the year of 2019 and incurred $871,709 in expense. Because these stores are being renovated, sales are affected.

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

Results of Operations for the three months ended June 30, 2019 and 2018

	For the three months ended June 30,		Changes
	2019	2018	$	%
Net sales-third parties	$23,084,675	$29,671,823	$(6,587,148)	(22.2)%
Net sales-related parties	743,107	1,416,318	(673,211)	(47.5)%
Total Sales	23,827,782	31,088,141	(7,260,359)	(23.4)%
Cost of sales-third parties	16,516,099	21,602,917	(5,086,818)	(23.5)%
Cost of sales-related parties	582,569	1,228,404	(645,835)	(52.6)%
Occupancy costs	1,930,619	1,831,074	99,545	5.4%
Gross Profit	4,798,495	6,425,746	(1,627,251)	(25.3)%
Selling, general, and administrative expenses	8,575,894	8,075,441	500,453	6.2%
Income from operations	(3,777,399)	(1,649,695)	(2,127,704)	129%
Interest expense	(609,745)	(245,703)	(364,042)	148.2%
Other income	921,080	332,569	588,511	177%
Income before income tax provision	(3,466,064)	(1,562,829)	(1,903,235)	121.8%
Income tax provision (benefit)	(97,937)	313,833	(411,770)	(131.2)%
Net income	(3,368,127)	(1,876,662)	(1,491,465)	79.5%
Net income attributable to common shareholders	$(3,368,127)	$(1,876,662)	$(1,491,465)	79.5%

Net Sales

	For the three months ended June 30,		Changes
	2019	2018	$	%
Net sales of retail-third parties	$19,295,677	$25,899,596	$(6,603,919)	-25.5%
Net sales of wholesale-third parties	3,788,998	3,772,227	16,771	0.4%
Net sales of wholesale-related parties	743,107	1,416,318	(673,211)	-47.5%
Total Net Sales	$23,827,782	$31,088,141	$(7,260,359)	-23.4%

iFresh’s net sales were $23.8 million for the three months ended June 30, 2019, a decrease of $7.3 million, or 23.4%, from $ 31.1 million for the three months ended June 30, 2018.

Net retail sales to third parties decreased by $6.6 million, or 25.5%, from $25.9 million for the three months ended June 30, 2018 to $19.3 million for the three months ended June 30, 2019.  The decrease resulted mainly from our Quincy (Zen Store) and Boston (Ming Store), Massachusetts stores. Ming and Zen contributed $5.3 million of retail sales for the three months ended June 30, 2018. Starting from the fiscal year 2019, these two stores experienced significantly decreased sales due to competition from newly opened grocery stores. On April 1, 2019, the Company contracted the two stores to other company to operate and is collecting management fees from these companies. Management fees are $40,000 per months for the six months and $50,000 after six months, for 36 months. In addition, the Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventories at net book value of $1.5 million, but keep the ownership of all property and equipment. The depreciation and amortization expense were approximately $140,000 for the three months ended June 30, 2019 which could be covered by the management fee billed. In addition, sales from our stores in NYC decreased by $1.9 million because we contracted part of vegetables and fruits business to third parties in our store to improve our margin.

Our total net wholesale sales decreased by $0.7 million from $5.2 million for the three months ended June 30, 2018 to $4.5 million for the three months ended June 30, 2019, attributable that our sales to related parties decreased by $0.7 million from the three months ended June 30, 2018 to the three months ended June 30, 2019, attributable to that New York Mart Group. Inc is going out of business.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the three months ended June 30,		Changes
	2019	2018	$	%
Cost of sales	$13,905,013	$18,999,424	$(5,094,411)	-26.8%
Occupancy costs	1,930,619	1,831,074	99,545	5.4%
Gross profit	3,460,045	5,069,098	(1,609,053)	(31.7)%
Gross margin	17.9%	19.6%	-1.7%	-

For the retail segment, cost of sales decreased by $5.1 million, from $19.0 million for the three months ended June 30, 2018, to $14.0 million for the three months ended June 30, 2019. The decrease was consistent with the sales decreased and mainly due to changes we made to Ming and Zen store in MA mentioned above. The cost decreased by 26.8%, compared to sales decrease of 25.5%, lead to higher margin which was calculated before adding the occupancy cost in the total cost. This is expected when the strategic decision was made to contract the stores to others to operate.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs increased by approximately $0.1million, which was mainly attributable to increased taxes and store specific costs and the rent of the iFresh E. Colonial store which was newly open in the end of fiscal year 2018.

Gross profit was $3.5 and $5.1 million for the three months ended June 30, 2019 and 2018, respectively. Gross margin was 17.9% and 19.6% for the three months ended June 30, 2019 and 2018, respectively. The gross profit decreased due to the increase of rent expense and decreased sales from stores operated by the Company.

Wholesale Segment	For the three months ended June 30,		Changes
	2019	2018	$	%
Cost of sales	$3,193,655	$3,831,897	$(638,242)	(16.7)%
Gross profit	1,338,450	1,356,648	(18,198)	(1.3)%
Gross margin	29.5%	26.1%	3.4%	-

For our wholesale segment, the cost of sales for the three months ended June 30, 2019 decreased by $0.6 million, or 16.7%, from $3.8 million for the three months ended June 30, 2018 to $3.2 million for the three months ended June 30, 2019. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2019.

Gross profit for the three months ended June 30, 2019 decreased by around $18,000, or 1.3%, from $1.36 million for the three months ended June 30, 2018 to $1.34 million for the three months ended June 30, 2019. Gross margin increased by 3.4% from 26.1% to 29.5%. The increase was due to the significant sales decrease to its related parties, of which the margin is lower than sales made to third parties.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $8.6 million for the three months ended June 30, 2019, an increase of $0.5 million, or 6.2%, compared to $8.1 million for the three months ended June 30, 2018, which was mainly attributable to the $0.5 million of stock compensation to employees and $1.5 million of expense associated with warrant exercise in this quarter, offsetting of $0.8 million expense decrease was due to that we contracted two stores in MA and we do not operate these two stores ourselves thus we are decreasing selling, general and administrative expense from these two stores .  Due to the change of majority shareholder from Mr. Long Deng to HK Xu Ding Co., Limited, which is qualified as “fundamental transaction” defined in the warrant agreements dated in October 23, 2018. The shareholders exercised its warrants at no cost

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2019, an increase of $0.4 million, or 148%, from $245,000 for the three months ended June 30, 2018, attributable to the increased average outstanding loan balance from $19.7 from three months ended June 30, 2018 to $21.2 for the three months ended June 30, 2019, as well as increased interest rate from 5.7% for the three months ended June 30, 2018 to 6.45% for the three months ended June 30, 2019. In addition, the Company paid approximately $150,000 of forbearance fee to Key Bank in May due to the violation of covenant.

Other income

Other income was $0.9 million for the three months ended June 30, 2019, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $0.6 million, 177%, from $0.3 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, the Company collected $0.1 million of management fee from contracting Ming and Zen in MA to third parties for operation. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.3 million.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax benefit was around $98,000 for the three months ended June 30, 2019, compared to $313,000 of income tax expense for the three months ended June 30, 2018. The effective income tax rate was 2.8% and -20% for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2018, the Company made reserve for deferred tax asset due to the significant loss incurred. For the three months ended June 30, 2019, the Company recognized deferred tax result from deferred expense, inventory cap and lease liabilities.

Net Income (loss)

	For the three months ended June 30,		Changes
	2019	2018	$	%
Net income	$(3,368,127)	$(1,876,662)	$(1,491,465)	79.5%
Net Loss Margin	-14.14%	-6.04%	-8.1%

Net loss was $3.4 million for the three months ended June 30, 2019, an increase of $1.5 million, or 79.5%, from $1.9 million of net loss for the three months ended June 30, 2018, mainly attributable to the decreased gross margin and increase in selling, general, and administrative expenses described above. Net loss as a percentage of sales was -14.14% and -6.04% for the three months ended June 30, 2019 and 2018, respectively.

Adjusted EBITDA

	For the three months ended June 30,		Changes
	2019	2018	$	%
Net income	$(3,368,127)	$(1,876,662)	$(1,491,465)	79.5%
Interest expense	609,745	245,703	364,042	148.2%
Income tax provision	(97,937)	313,833	(411,770)	-132.2%
Depreciation	561,644	459,945	101,699	22.1%
Amortization	33,333	33,333	-	0%
Adjusted EBITDA	$(2,261,342)	$(823,848)	$(1,437,494)	174.5%
Percentage of sales	-9.5%	-2.7%	-6.8%

Loss before income tax, depreciation, and amortization was $2.3 million for the three months ended June 30, 2019, an increase of $1.4 million, as compared to income before income tax, depreciation, and amortization of $0.8million for the three months ended June 30, 2018, mainly attributable to the decrease in net income resulting from decreased sales and increase in selling, general, and administrative expenses described above.

Liquidity and Capital Resources

As of June 30, 2019, iFresh had cash and cash equivalents of approximately $1.3 million. iFresh had operating losses three months ended June 30, 2019 and had negative working capital of $26.9 million and $21.6million as of June 30, 2019 and March 31, 2019, respectively. iFresh had negative equity of $1.4 million as of June 30, 2019. The long-term KeyBank loan of $21 million has been presented as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of June 30, 2019, the Company has outstanding loan facilities of approximately $21.4 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of June 30, 2019. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $4.6 million of advances and receivables from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of June 30, 2019, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the three months ended June 30, 2019 and 2018.

	For the three months ended June 30,
	2019	2018
Net cash used in operating activities	$(620,468)	$(3,466,885)
Net cash provided by (used in) investing activities	329,249	(1,808,660)
Net cash provided by financing activities	552,745	5,192,868
Net increase (decrease) in cash and cash equivalents	$261,526	$(82,677)

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $0.6 million for the three months ended June 30, 2019, a decrease of $2.8 million, or 82%, compared to $3.5million used in operating activities for the three months ended June 30, 2018. The increase was a result of an increase of $3 million from change of working capital mainly resulting from decrease from inventory, offset by decrease in net income of $1.5 million.

Investing Activities

Net cash provided by investing activities was approximately $330,000 for the three months ended June 30, 2019, an increase of $2.1million, compared to $1.8 million used in investing activities for the three months ended June 30, 2018. The increase was primarily attributable to the decrease of $2.5 million in acquisition of property and equipment in 2019.

Financing Activities

Net cash provided by financing activities was approximately $0.55 million for the three months ended June 30, 2019, which mainly consisted of net cash paid for bank loans of $0.5 million, cash received from capital contribution of $1.1 million, offset by $60,000 cash paid notes payable, and capital leases. Net cash provided from financing activities was $5.2 million for the three months ended June 30, 2018, which mainly consisted of net cash flow from bank loans of $5.7 million, offset by $74,000 cash paid for notes payable and capital leases.

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

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of June 30, 2019.

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

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12-month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of June 30, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2019:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$20,960,215	$1,521,862	$19,438,353	$—	—
Estimated interest payments on bank loans	1,204,458	509,744	694,714	—	—
Notes payable	203,729	95,130	107,334	1,265	—
Capital lease obligations including interest	620,129	188,028	309,892	122,209	—
Operating Lease Obligations(1)	95,257,872	8,599,004	17,386,121	16,838,557	52,434,190
	$118,246,403	$10,913,768	$37,936,414	$16,962,031	$52,434,190

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

Off-balance Sheet Arrangements

iFresh is not a party to any off-balance sheet arrangements.

Critical Accounting Estimates

The discussion and analysis of iFresh’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. These principles require iFresh’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, revenue recognition, inventory valuation, impairment of long-lived assets, lease, and income taxes. iFresh bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

iFresh’s management believes that among their significant accounting policies, which are described in Note 3 to the unaudited condensed consolidated financial statements of iFresh included in this Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, iFresh’s management believes these are the most critical to fully understand and evaluate its financial condition and results of operations.

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

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019. Revenue recognized from performance obligations related to prior periods was insignificant.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $64,881,376 of operating lease assets and $71,620,095 operating lease liabilities on the consolidated balance sheet as of June 30, 2019. See Note 12 for additional information.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

As of June 30, 2019, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

The appeal hearing was held in July 12, 2019 and a decision is expected to be made within 90 days. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

HDH, LLC v. New York Mart Group Inc.

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease agreement with HDH, LLC for a warehouse located at 55-01 2nd Street, Long Island City, New York 11101 for the period March 15, 2011 through February 28, 2021. The landlord sued the tenant for breaching the lease by altering the premises without the landlord’s permission and without obtaining necessary governmental permits. The landlord also sued the tenant for failing to pay rent and additional fee. The trial court entered a judgement on September 28, 2018. The landlord claims it is entitled to $372,667 in damages and other related fees. On July 8, final stipulation was signed and the petitioner agreed to waive $222,667 of the arrears, leaving a balance due of $150,000. The Company has previously accrued $200,000 for the potential loss and expense associated with this case.

Voice Road Plaza, LLC v. New York Mart Group Inc

A subsidiary of the Company, New York Mart Group, Inc., entered into a lease with Voice Road Plaza, LLC for the Company’s new store Glen Cove located at Carle Place, NY 11514. The landlord sued the Company for failing to pay rent and additional fee. In April 2019, landlord was awarded money judgment of $207,975 and judgment of passion and warrant of eviction. The landlord has also requested legal order to withhold the Company’s bank account for $415,950 on May 3, 2019. On June 19, 2019, the Company signed Stipulation of Settlement with landlord to pay for the unpaid rent and execute warrant of eviction by July 24, 2019. The Company has accrued around $210,000 expense associated with this case. The Company is planning to file a notice of appeal to sue the landlord not timely provide documents requested in order for the Company to obtain required license to operate.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. The deadline for iFresh to respond to that motion has not yet occurred. In view of the uncertainties inherent in litigation, we are unable to form a judgment as to the likelihood of an unfavorable outcome. If the plaintiff was to prevail on the merit, it could obtain a judgment against iFresh in the amount of its alleged loss under the bonds for the amount of $424,772, in addition to attorney’s fee, costs and interest. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of around $355,000. The Company is currently negotiating an agreement with the landlord to settle the case. A hearing will be held on August 20, 2019. All unpaid rent has been fully accrued as of June 30, 2019.

Regulatory Compliance

On July 2, 2019, the Company received a notification letter (the “Notification”) from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) stating that the Company is no longer in compliance with Nasdaq Listing Rule. Nasdaq 5550(b)(3) requires listed companies to maintain net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Company’s Form 10-K for the period ended March 31, 2019 reported net loss from continuing operations of $12,003,443, below the net income requirement set forth in Nasdaq Listing Rule 5635(d)(3). Further, as of July 1, 2019, the Company did not meet the alternative compliance standards under Nasdaq Listing Rule 5550(b) of (i) market value of listed securities of at least $35 million, or (ii) stockholders’ equity of at least $2.5 million.

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until August 16, 2019 to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notification. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel.

The Company intends to submit to Nasdaq, within the requisite period, a plan to regain compliance. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with the applicable listing requirements.

On July 30, 2019, the Company held its annual meeting of shareholders. Reference is made to the current report on Form 8-K filed with the SEC on August 2, 2019.

On August 5, 2019, the Company received a letter from Nasdaq Listing Qualification informing the Company that the staff has determined that the Company complies with the annual meeting requirement for continued listing on The Nasdaq Capital Market set forth in Listing Rules 5620.

Item 1A. Risk Factors.

Other than the risk factor related to the Company that is further discussed in this section, there have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended March 31, 2018, under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the year ended March 31, 2018. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

If we fail to effectively operate our self-insured health plan, we may not be able to retain employees and may be subject to tax penalties and legal proceedings.

Under The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, employers with 50 or more full-time equivalent employees must offer health insurance to certain of their employees and their dependent children, and if coverage meeting certain minimum requirements is not offered the employer may face non-deductible tax penalties.

We and our subsidiaries operate self-insurance health plan for our employees. We could be subject to payment of health care claims from employees, which vary from time to time. If we do not settle such health care claims in time, we may be subject to various tax penalties, legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in a substantial cost and diversion to our resources, including our management’s time and attention. Any tax penalties may adversely affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On June 1 and June 5, 2019, respectively, the Company, and two holders (the “Holders”) of the Company’s warrants (the “Existing Warrants”) issued pursuant to that certain Securities Purchase Agreement dated October 19, 2018, entered into certain Exchange Agreements, whereby the Company agreed to issue to the Holders an aggregate of 1,170,000 shares  (“Exchange Shares”) of the Company’s common stock, par value $0.0001 per share and warrant to purchase an aggregate of 1,170,000 shares of common stock (the “Exchange Warrants”) as the negotiated purchase price for the Existing Warrants based on the Black Scholes Value as a result of a certain transaction which was deemed as a Fundamental Transaction (as defined in the Existing Warrants) pursuant to Section 3(e) of the Existing Warrants.

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

Additionally, the financial covenants of the KeyBank loan require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. In addition, on February 7, 2019, the Company received a notice from Keybank indicating Keybank does not consent to the transaction contemplated by the Share Purchase Agreement by and between Long Deng and HK Xu Ding Co. Limited and that the monthly principal and interest payment amount shall be adjusted to $155,872.35 to fully amortize the current outstanding principal balance of the loan over the number of months remaining on the original ten year amortization period at the interest rate now in effect.

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

On May 20, 2019, the Company, NYM, certain subsidiaries of NYM, Mr. Long Deng and KeyBank National Association entered into a forbearance agreement (the “Forbearance Agreement”) with respect to that certain Credit Agreement, dated as of December 23, 2016, as amended, pursuant to which KeyBank National Association, “Keybank” the or “Lender”, made available to NYM, the “Borrower”, a revolving credit facility, a term loan facility, and other credit accommodations. Pursuant to that certain Guaranty Agreement, dated as of December 26, 2016, as amended by several joinder agreements, the Company, certain subsidiaries of NYM and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the 90th day from Effective Date; and (b) a Forbearance Event of Default.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iFresh, Inc.

Date: August 14, 2019	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal financial and accounting officer)