Form 10-Q
period 2019-09-30
iFresh Inc
filed 2019-11-14
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

(718) 628 6200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	IFMK	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has fi led all reports required to be fi led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fi le such reports), and (2) has been subject to such fi ling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, 18,351,497 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$854,610	$1,048,090
Accounts receivable, net	3,289,899	4,027,909
Inventories, net	9,240,449	10,411,366
Prepaid expenses and other current assets	3,836,768	3,721,262
Total current assets	17,221,726	19,208,627
Advances and receivables - related parties	4,307,657	5,220,547
Property and equipment, net	19,776,226	20,287,186
Intangible assets, net	966,671	1,033,337
Security deposits	1,252,303	1,236,073
Right of use assets-lease	61,211,020	-
Deferred income taxes	52,096	115,589
Total assets	$104,787,699	$47,101,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,353,067	$14,177,700
Deferred revenue	1,274,810	802,392
Borrowings against lines of credit, current,net	20,545,084	21,285,314
Notes payable, current	84,554	98,475
Finance lease obligations, current	140,440	148,778
Accrued expenses	1,216,870	1,393,973
Operating lease liabilities, current	5,682,327
Other payables, current	3,347,756	2,926,101
Total current liabilities	43,644,908	40,832,733

Notes payable, non-current	85,146	130,068
Finance lease obligations, non-current	348,452	413,225
Deferred rent	-	6,659,412
Other payables, non-current	87,901	97,900
Long term operating lease liabilities	62,221,347	-
Total liabilities	106,387,754	48,133,338

Commitments and contingencies

Shareholders’ equity (deficiency)
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,351,497 and 16,737,685 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	1,835	1,674
Additional paid-in capital	18,620,442	14,933,829
Accumulated deficit	(20,222,332)	(15,967,482)
Total shareholders’ deficiency	(1,600,055)	(1,031,979)
Total liabilities and shareholders’ equity (deficiency)	$104,787,699	$47,101,359

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2019	2018	2019	2018

Net sales	$21,373,820	$29,421,093	$44,458,495	$59,092,916
Net sales-related parties	487,682	863,710	1,230,789	2,280,028
Total net sales	21,861,502	30,284,803	45,689,284	61,372,944
Cost of sales	15,140,772	22,451,875	31,656,870	44,054,792
Cost of sales-related parties	398,118	744,809	980,688	1,973,213
Retail Occupancy costs	1,576,290	2,010,412	3,506,909	3,841,486
Gross profit	4,746,322	5,077,707	9,544,817	11,503,453

Selling, general and administrative expenses	5,851,779	9,103,577	14,427,673	17,179,018
Loss from operations	(1,105,457)	(4,025,870)	(4,882,856)	(5,675,565)
Interest expense, net	(349,475)	(399,123)	(959,220)	(644,826)
Other income	729,639	259,571	1,650,720	592,140
Loss before income taxes	(725,293)	(4,165,422)	(4,191,356)	(5,728,251)
Income tax provision	161,430	-	63,493	313,833
Net Loss	$(886,723)	$(4,165,422)	$(4,254,849)	$(6,042,084)

Net loss per share:
Basic	$(0.05)	$(0.28)	$(0.24)	$(0.42)
Diluted	$(0.05)	$(0.28)	$(0.24)	$(0.42)
Weighted average shares outstanding:
Basic	18,351,498	14,874,431	17,868,254	14,543,995
Diluted	18,351,498	14,874,431	17,868,254	14,543,995

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(4,254,849)	$(6,042,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,093,572	943,485
Amortization expense	249,166	135,103
Lease amortization	3,994,896	-
Share based compensation	1,921,081	744,413
Bad debt reserve	233,448	233,448
Deferred income taxes	63,493	313,832
Changes in operating assets and liabilities:
Accounts receivable	504,562	7,778
Inventories	1,170,917	(13,548)
Prepaid expenses and other current assets	(115,506)	(292,702)
Security deposits	(16,230)	13,505
Accounts payable	(2,824,630)	(2,016,792)
Deferred revenue	472,418	260,714
Accrued expenses	(177,103)	1,067,841
Taxes payable	-	(1,606,504)
Deferred rent	-	170,789
Operating lease liabilities	(3,961,654)	-
Other liabilities	411,652	217,215
Net cash used in operating activities	(1,234,767)	(5,863,507)
Cash flows from investing activities
Cash advances to related parties	912,891	3,299,949
Acquisition of property and equipment	(582,612)	(2,927,698)
Net cash provided by investing activities	330,279	372,251
Cash flows from financing activities
Borrowings against Term loan	-	3,950,000
Borrowings against lines of credit	-	1,750,000
Repayments on term loan	(922,730)	(772,625)
Repayments on notes payable	(58,843)	(70,877)
Payments on capital lease obligations	(73,112)	(75,056)
Cash received from issuance of stock	-	1,000,621
Net proceeds received from capital contribution	1,765,693	-
Net cash provided by financing activities	711,008	5,782,063
Net increase (decrease) in cash and cash equivalents	(193,480)	290,807
Cash and cash equivalents at beginning of the period	1,048,090	640,915
Cash and cash equivalents at the end of the period	$854,610	$931,722
Supplemental disclosure of cash flow information
Cash paid for interest	$959,220	$620,248
Cash paid for income taxes	$-	$1,606,504

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$-	$772,675
Stock issued for business acquisition	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and six months ended September 30, 2019 and 2018

	Common Stock		Additional
	Shares	ammount	Paid-in Capital	Accumulated Deficit	Total
Balances at March 31, 2018	14,220,548	$1,422	$9,428,093	$(3,964,039)	$5,465,476
Net loss	-	-	-	(1,876,662)	(1,876,662)
Balances at June 30, 2018	14,220,548	$1,422	$9,428,093	$(5,840,701)	$3,588,814

Net loss	-	-	-	(4,165,422)	(4,165,422)
Common stock issued in connection of equity finance	451,000	45	1,000,620	-	1,000,665
Stock issued for service	177,950	18	744,413	-	744,431
Balances at September 30, 2018	14,849,498	$1,485	$11,173,126	$(10,006,123)	$1,168,488

Balances at March 31, 2019	16,737,685	$1,674	$14,933,829	$(15,967,482)	$(1,031,979)
Capital contribution	-	-	1,119,421	-	1,119,421
Net loss	-	-	-	(3,368,127)	(3,368,127)
Common stock issued in connection of warrants exercise	1,170,000	117	1,450,683	-	1,450,800
Stock issued for service	443,813	44	470,398	-	470,442
Balances at June 30, 2019	18,351,498	$1,835	$17,974,331	$(19,335,609)	$(1,359,443)

Capital contribution	-	-	646,111	-	646,111
Net loss	-	-	-	(886,723)	(886,723)
Common stock issued in connection of warrants exercise	-	-	-	-	-
Stock issued for service	-	-	-	-	-
Balances at September 30, 2019	18,351,498	$1,835	$18,620,442	$(20,222,332)	$(1,600,055)

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

On the same day, the Company and its wholly owned subsidiary NYM Holding Inc. entered into a Share Purchase Agreement (the “Purchase Agreement”) with Go Fresh 365 Inc., (“Go Fresh”) a Florida company solely owned by Mr. Long Deng, IFMK’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to Go Fresh, in exchange for cash consideration of $9.1 million (the “Spin-off”). The transactions contemplated by the Purchase Agreement would take place contemporaneously with the closing of the Acquisition. It is anticipated that, following completion of the Spin-off, Go Fresh will receive 100% of the equity interest of NYM, and that the Company’s business upon completion of the Acquisition and the Spin-off will be that of Xiaotai and its subsidiaries. Closing of the acquisition had been pending subject to regulatory approval by NASDAQ

In November 5, 2019, Zhejiang Xiaotai is alleged to have conducted illegal fundraising in China and several executives of Xiaotai are currently detained and held in custody by the local police. The Company’s management and board of directors are closely monitoring and actively assessing the situation. iFresh issued written notice to Xiaotai International and Xiaotai Shareholders to terminate the Exchange Agreement effective immediately.

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the six months ended September 30, 2019 and in fiscal year 2019 and had negative working capital of $26.4 million and $21.6 million as of September 30, 2019 and March 31, 2019, respectively. The Company had deficiency of $1.6 million and $1.0 million as of September 30, 2019 and March 31, 2019, respectively. The Company did not meet certain financial covenants required in the credit agreement with Keybank National Association (“Keybank”). As of September 30, 2019, the Company has outstanding loan facilities of approximately $20.5 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of September 30, 2019, the Company also has $4.3 million of advances and receivable from the related parties we intend to collect.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of September 30, 2019 and March 31, 2019. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2019 and March 31, 2019 , this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

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

The unaudited interim financial information as of September 30, 2019 and for the six months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2019.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $61,211,020 of operating lease assets and $67,903,674 operating lease liabilities on the consolidated balance sheet as of September 30, 2019. See Note 12 for additional information.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of September 30, 2019 and March 31, 2019, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of September 30, 2019 and March 31, 2019. For the six months ended September 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the six months ended
	September 30, 2019	September 30, 2018
Grocery	$20,430,683	$25,227,693
Perishable goods	25,258,601	36,145,251
Total	$45,689,284	$61,372,944

	For the three months ended
	September 30, 2019	September 30, 2018
Grocery	$9,861,690	$12,765,277
Perishable goods	11,999,812	17,519,526
Total	$21,861,502	$30,284,803

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

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	September 30,	March 31,
	2019	2019
Customer purchases	$3,716,324	$4,008,747
Credit card receivables	142,555	532,369
Food stamps	43,989	99,762
Others	2,518	2,518
Total accounts receivable	3,905,386	4,643,396
Allowance for bad debt	(615,487)	(615,487)
Accounts receivable, net	$3,289,899	$4,027,909

6. Inventories

A summary of inventories, net is as follows:

	September 30,	March 31,
	2019	2019
Non-perishables	$7,794,654	$8,762,634
Perishables	1,497,412	1,723,882
Inventories	9,292,066	10,486,516
Allowance for slow moving or defective inventories	(51,617)	(75,150)
Inventories, net	$9,240,449	$10,411,366

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	September 30,	March 31,
Entities	2019	2019
New York Mart Elmhurst Inc	$-	$-
Pacific Supermarkets Inc.	-	437,863
NY Mart MD Inc.	-	335,374
Advances - related parties	$-	$773,237

New York Mart, Inc.	605,265	605,265
Pacific Supermarkets Inc.	-	428,237
NY Mart MD Inc.	3,478,240	3,181,011
iFresh Harwin Inc	224,152	232,797
Receivables – related parties	4,307,657	4,447,310
Total advances and receivables – related parties	$4,307,657	$5,220,547

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

8. Property and Equipment

	September 30,	March 31,
	2019	2019
Furniture, fixtures and equipment	$20,037,919	$19,957,600
Automobiles	2,184,345	2,214,306
Leasehold improvements	9,381,676	8,849,422
Software	6,735	6,735
Total property and equipment	31,610,675	31,028,063
Accumulated depreciation	(11,834,449)	(10,740,877)
Property and equipment, net	$19,776,226	$20,287,186

Depreciation expense for the six months ended September 30, 2019 and 2018 was $1,093,572 and $943,485, respectively. For the three months ended September 30, 2019 and 2018, the depreciation expense was $531,928 and $483,540, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at September 30,
	2019	Additions	2019
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,466,663)	$(66,666)	$(1,533,329)
Intangible assets, net	$1,033,337	$(66,666)	$966,671

Amortization expense was $66,666 and $66,666 for the six months ended September 30, 2019 and 2018, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending September 30,
2020	$133,333
2021	133,333
2022	133,333
2023	133,333
2024	133,333
Thereafter	300,006
Total	$966,671

10. Debt

A summary of the Company’s debt is as follows:

	September 30,	March 31,
	2019	2019
Revolving Line of Credit-KeyBank National Association	$4,950,000	4,950,000
Delayed Term Loan-KeyBank National Association	4,244,983	4,494,983
Term Loan-KeyBank National Association	11,760,726	12,342,206
Less: Deferred financing cost	(410,625)	(501,875)
Total	20,545,084	21,285,314

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of September 30, 2019.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited condensed consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of September 30, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending June 30
2020	$1,535,255
2021	1,590,334
2022	17,419,495
Total	$20,545,084

11. Notes Payable

Notes payables consist of the following:

	September 30,	March 31,
	2019	2019
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	13,828	18,823
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	2,085	6,350
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	-	12,378
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	4,423	8,826
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	21,810	25,415
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	18,506	23,546
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	40,002	50,172

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	10,821	13,096
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	22,134	25,928
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	20,236	24,031
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	15,855	19,978
Total Notes Payable	$169,700	$228,543
Current notes payable	(84,554)	(98,475)
Long-term notes payable, net of current maturities	$85,146	$130,068

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending September 30,
2020	$84,554
2021	65,992
2022	19,154
Total	$169,700

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

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of September 30, 2019  was as follows:

As of September 30, 2019
Operating Lease Assets:
Operating Lease	$61,211,020
Total operating lease assets	61,211,020
Operating lease obligations:
Current operating lease liabilities	5,682,327
Non-current operating lease liabilities	62,221,347
Total Lease liabilities	$67,903,674

Weighted Average Remaining Lease Term Operating Lease	12.39 years
Weighted Average discount rate	4.3%

	September 30,	March 31,
	2019	2019
Finance lease Assets
Vehicles under finance lease	$1,033,131	$1,033,131
Accumulated depreciation	316,383	244,116
Finance lease assets, net	$716,748	$789,115

	September 30,	March 31,
	2019	2019
Finance lease obligations:
Current	$140,440	$148,778
Long-term	348,452	413,225
Total obligations	$488,892	$562,003

Weighted Average Remaining Lease Term Operating Lease		2.38 years
Weighted Average discount rate		7.1%

Supplemental cash flow information related to leases was as follows:

As of September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$3,961,651
Finance lease	73,112

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
	Lease	lease
2020	180,900	8,423,619
2021	158,841	8,324,077
2022	146,831	8,307,546
2023	82,710	8,131,147
2024	-	7,829,764
Thereafter	-	49,414,791
Total minimum lease payments	$569,282	$90,430,944
Less: Amount representing interest	(80,390)	(22,527,270)
Total	$488,892	$67,903,674

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

The following table presents summary information by segment for the six months ended September 30, 2019 and 2018, respectively:

	Six months ended September 30, 2019
	Wholesale	Retail	Total
Net sales	$8,423,151	$37,266,133	$45,689,284
Cost of sales	6,045,159	26,592,399	32,637,558
Retail occupancy costs	-	3,506,909	3,506,909
Gross profit	$2,377,992	$7,166,825	$9,544,817

Interest expense, net	$(5,227)	$(953,993)	$(959,220)
Depreciation and amortization	$384,578	$4,953,056	$5,337,634
Capital expenditures	$-	$780,519	$780,519
Segment loss before income tax provision	$687,519	$(4,878,874)	$(4,191,355)
Income tax provision	$10,415	$53,078	$63,493
Segment assets	$15,351,959	$89,435,740	$104,787,699

	Six months ended September 30, 2018
	Wholesale	Retail	Total
Net sales	$9,617,587	$51,755,357	$61,372,944
Cost of sales	7,340,430	38,687,575	46,028,005
Retail occupancy costs	-	3,841,486	3,841,486
Gross profit	$2,277,157	$9,226,296	$11,503,453

Interest expense, net	$(7,966)	$(636,860)	$(644,826)
Depreciation and amortization	$117,390	$961,198	$1,078,588
Capital expenditures	$18,313	$3,682,060	$3,700,373
Segment income (loss) before income tax provision	$132,442	$(5,860,693)	$(5,728,251)
Income tax provision	$43,831	$270,002	$313,833
Segment assets	$10,189,704	$37,972,889	$48,162,593

	Three months ended September 30, 2019
	Wholesale	Retail	Total
Net sales	$3,891,046	$17,970,456	$21,861,502
Cost of sales	2,851,504	12,687,386	15,538,890
Retail occupancy costs	-	1,576,290	1,576,290
Gross profit	$1,039,542	$3,706,780	$4,746,322

Interest expense, net	$(2,187)	$(347,288)	$(349,475)
Depreciation and amortization	$57,735	$2,360,412	$2,418,147
Capital expenditures	$-	$301,123	$301,123
Segment income (loss) before income tax provision	$321,668	$(1,046,961)	$(725,293)
Income tax provision	$77	$161,353	$161,430
Segment assets	$15,351,959	$89,435,740	$104,787,699

	Three months ended September 30, 2018
	Wholesale	Retail	Total
Net sales	$4,429,042	$25,855,761	$30,284,803
Cost of sales	3,508,533	19,688,151	23,196,684
Retail occupancy costs	-	2,010,412	2,010,412
Gross profit	$920,509	$4,157,198	$5,077,707

Interest expense, net	$(4,573)	$(394,550)	$(399,123)
Depreciation and amortization	$58,306	$469,973	$528,279
Capital expenditures	$-	$624,331	$624,331
Segment loss before income tax benefit	$(24,097)	$(4,141,325)	$(4,165,422)
Income tax provision	$-	$-	$-
Segment assets	$10,189,704	$37,972,889	$48,162,593

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

Management determined that these warrants are equity instruments because the warrants are both a) indexed to its own stock; and b) classified in stockholders’ equity. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity. On June 5, 2019, these warrants have been exchanged to new warrants with exercise price of $1.35 and the new warrants will expire on June 5, 2023.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, will not be fully realizable. The valuation allowance for deferred tax assets was approximately $5,281,154 and $4,166,595 as of September 30, 2019 and March 31, 2019.

The Company has approximately $14,970,124 and $10,715,275 of US NOL carry forward as of September 30, 2019 and March 31, 2019, respectively. For income tax purpose, those NOLs will expire in the year 2032 through 2038.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the six months ended
	September 30
	2019	2018
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	47,620	235,375
State	15,873	78,458
	63,493	313,833

Total	$63,493	$313,833

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Six months ended September 30,
	2019	2018
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	14%
Other non-deductible fees and expenses	(2.91%)	3%
Valuation allowance	(26.59%)	(43.5%)

Effective tax rate	(1.5%)	(5.5%)

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	September 30,	March 31,
	2019	2019
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$182,342	$101,829
Sec 263A Inventory Cap	254,520	208,514
Leasing liabilities/Deferred rent	2,102,776	2,092,128
Depreciation and amortization	(2,487,542)	(2,305,164)
Net operating losses	5,072,324	3,898,744
163 (j) business interest	208,830	286,133
Valuation allowance	(5,281,154)	(4,166,595)
Net Deferred Tax Assets	$52,096	$115,589

16. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the six months ended September 30, 2019 and 2018 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, shareholder and the CEO, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of September 30, 2019 and March 31, 2019 were included in advances and receivables – related parties (see Note 8).

Six months ended September 30, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc	2,800	-	-
NY Mart MD Inc.	44,300	6,320	640,914
NYM Elmhurst Inc.	47,158	3,290	485,698
Spring Farm Inc.	5,300	-	58,134
Pine Court Chinese Bistro	-	-	46,043
	$99,558	$9,610	$1,230,789

Six months ended September 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$7,360	$193,741
Pacific Supermarket Inc.	56,053	12,510	1,019,594
NY Mart MD Inc.	39,283	880	1,021,479
New York Mart El Monte Inc.	4,944	1,600	-
iFresh Harwin Inc.	2,862	2,600	9,677
Spring Farm Inc.	-	-	1,910
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	550		-
Pine Court Sunrise, Inc.	-	-	33,627
	$115,343	$24,950	$2,280,028

Three months ended September 30, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc	1,150	-	-
NY Mart MD Inc.	15,000	2,640	185,537
NYM Elmhurst Inc.	22,546	1,080	206,694
Spring Farm Inc.	2,000	-	58,134
Pine Court Chinese Bistro	-	-	37,317
	$40,696	$3,720	$487,682

Three months ended September 30, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$-	$3,580	$-
Pacific Supermarket Inc.	27,996	6,740	359,310
NY Mart MD Inc.	20,522	-	494,745
New York Mart El Monte Inc.	-	-	-
iFresh Harwin Inc	583	-	-
Spring Farm Inc.	-	-	552
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	-		-
Pine Court Sunrise, Inc.	-	-	9,103
	$49,101	$10,320	$863,710

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the CEO of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $403,661 and $584,920 for the six months ended on September 30, 2019 and 2018 respectively, and $111,201 and $292,460 for the three months ended on September 30, 2019 and 2018, respectively.

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

The appeal hearing was held in July 12, 2019 and judge concluded that the landloard should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failoure to do so and for any period of delay in completing specific performance. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,497.81for its alleged loss under the .The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of $450,867. The Company is currently negotiating an agreement with the landlord to settle the case. A trial has been scheduled on November 21, 2019. All unpaid rent has been fully accrued as of September 30, 2019.

18. Subsequent Event

In November 5, 2019, Zhejiang Xiaotai is alleged to have conducted illegal fundraising in China and several executives of Xiaotai are currently detained and held in custody by the local police. The Company’s management and board of directors are closely monitoring and actively assessing the situation. iFresh issued written notice to Xiaotai International and Xiaotai Shareholders to terminate the Exchange Agreement effective immediately.

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

iFresh’s net sales were $45.7 million and $61.4 million for the six months ended September 30, 2019 and 2018, respectively. In terms of sales by category, Perishables constituted approximately 55.3% of the total sales for the six months ended September 30, 2019. iFresh’s net loss was $4.3 million for the six months ended September 30, 2019, a decrease of $1.8 million, or 29.6%, from $6.0 million of net loss for the six months ended September 30, 2018. Adjusted EBITDA was $-1.9 million for the six months ended September 30, 2019, an increase of $2.1 million, or 52.8%, from $-4.0 million for the six months ended September 30, 2018.

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

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. In first quarter of fiscal year 2020, the Company contracted these two stores to third party to operate and are collecting contracting fees. The gross margin was low in these stores since the Company’s distribution center in New York area could not lower the purchase cost of the stores in MA. The Company’s retail sales decreased significantly due to the change of operations of these two stores.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $1.2million, or 7.7% for the year ended March 31, 2019 and decreased by $0.7 million or 11.1% for the six months ended September 30, 2019 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 19.6 % and 12.8% of its procurement for the fiscal year ended March 31, 2019 and six months ended September 30, 2019, respectively. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses. Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily relied on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of September 30, 2019, two iFresh stores are under renovation and have not opened yet. iFresh incurred $449,948 in expenses for these stores for the year ended March 31, 2019. One store was under renovation for 10 months in the year of 2019 and incurred $871,709 in expense. Because these stores are being renovated, sales are affected.

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

Results of Operations for the six months ended September 30, 2019 and 2018

	For the six months ended September 30,		Changes
	2019	2018	$	%
Net sales-third parties	$44,458,495	$59,092,916	$(14,634,421)	(24.8)%
Net sales-related parties	1,230,789	2,280,028	(1,049,239)	(46.0)%
Total Sales	45,689,284	61,372,944	(15,683,660)	(25.6)%
Cost of sales-third parties	31,656,870	44,054,792	(12,397,921)	(28.1)%
Cost of sales-related parties	980,688	1,973,213	(992,526)	(50.3)%
Occupancy costs	3,506,909	3,841,486	(334,577)	(8.7)%
Gross Profit	9,544,817	11,503,453	(1,958,636)	(17.0)%
Selling, general, and administrative expenses	14,427,673	17,179,018	(2,751,345)	(16.0)%
Income from operations	(4,882,856)	(5,675,565)	792,709	(14.0)%
Interest expense	(959,220)	(644,826)	(314,394)	48.8%
Other income	1,650,720	592,140	1,058,580	178.8%
Loss before income tax provision	(4,191,356)	(5,728,251)	1,536,895	(26.8)%
Income tax provision	63,493	313,833	(250,340)	(79.8)%
Net loss	(4,254,849)	(6,042,084)	1,787,235	(29.6)%
Net loss attributable to common shareholders	$(4,254,849)	$(6,042,084)	$1,787,235	(29.6)%

Net Sales

	For the six months ended September 30,		Changes
	2019	2018	$	%
Net sales of retail-third parties	$37,266,133	$51,755,357	$(14,489,224)	(28.0)%
Net sales of wholesale-third parties	7,192,362	7,337,559	(145,197)	(2.0)%
Net sales of wholesale-related parties	1,230,789	2,280,028	(1,046,239)	(46.0)%
Total Net Sales	$45,689,284	$61,372,944	$(15,683,660)	(25.6)%

iFresh’s net sales were $45.7 million for the six months ended September 30, 2019, a decrease of $15.7 million, or 25.6%, from $ 61.4 million for the six months ended September 30, 2018.

Net retail sales to third parties decreased by $14.5 million, or 28%, from $51.8 million for the six months ended September 30, 2018 to $37.3 million for the six months ended September 30, 2019.  The decrease resulted mainly from our Quincy (Zen Store) and Boston (Ming Store), Massachusetts stores. Ming and Zen contributed $10.6 million of retail sales for the six months ended September 30, 2018. Starting from the fiscal year 2019, these two stores experienced significantly decreased sales due to competition from newly opened grocery stores. On April 1, 2019, the Company entered into an agreement for the two stores with third parties to operate those stores, and the Company is collecting management fees from the third parties. Management fees are $40,000 per month for the first six months and $50,000 after the first six months, and the term of the agreements is 36 months. In addition, the Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventory at net book value of $1.5 million, but retains ownership of all property and equipment. The depreciation and amortization expense were approximately $280,000 for the six months ended September 30, 2019. In addition, sales from our stores in New York City decreased by $3.8 million because we contracted part of vegetables and fruits business to third parties in our store to improve our margin.

Our total net wholesale sales decreased by $1.2 million from $9.6 million for the six months ended September 30, 2018 to $8.4 million for the six months ended September 30, 2019, attributable that our sales to related parties decreased by $1.0 million from the six months ended September 30, 2018 to the six months ended September 30, 2019, attributable to that New York Mart Group. Inc is going out of business.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the six months ended September 30,		Changes
	2019	2018	$	%
Cost of sales	$26,592,399	$38,687,575	$(12,095,176)	(31.3)%
Occupancy costs	3,506,909	3,841,486	(334,577)	(8.7)%
Gross profit	7,166,825	9,226,296	(2,059,471)	(22.3)%
Gross margin	19.2%	17.8%	1.4%	-

For the retail segment, cost of sales decreased by $12.1 million, from $38.7 million for the six months ended September 30, 2018, to $26.6 million for the six months ended September 30, 2019. The decrease was consistent with the decreased sales and mainly due to changes we made to Ming and Zen store in MA mentioned above. Costs decreased by 31.3%, compared to a sales decrease of 28%, leading to a higher margin, which was calculated before adding the occupancy cost to the total cost. This is expected when the strategic decision was made to contract the stores to third parties to operate.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.3million, which was mainly attributable to the cancellation of one of the lease signed between New York Market Group with the Company’s affiliates since New York Market Group is going out of business .

Gross profit was $7.2 and $9.2 million for the six months ended September 30, 2019 and 2018, respectively. Gross margin was 19.2% and 17.8% for the six months ended September 30, 2019 and 2018, respectively. The gross margin for the six months ended September 30, 2018 was lower than usual is because, in the last summer, our retail stores increased purchases from local farms instead of purchasing directly from our wholesalers, which increased our cost of sales.

Wholesale Segment	For the six months ended September 30,		Changes
	2019	2018	$	%
Cost of sales	$6,045,159	$7,340,430	$(1,295,271)	(17.6)%
Gross profit	2,377,992	2,277,157	100,835	4.4%
Gross margin	28.2%	23.7%	4.5%	-

For our wholesale segment, the cost of sales for the six months ended September 30, 2019 decreased by $1.3 million, or 17.6%, from $7.3 million for the six months ended September 30, 2018 to $6.0 million for the six months ended September 30, 2019. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2019.

Gross profit for the six months ended September 30, 2019 increased by around $101,000, or 4.4%, from $2.3 million for the six months ended September 30, 2018 to $2.4 million for the six months ended September 30, 2019. Gross margin increased by 4.5% from 23.7% to 28.2%. The increase was due to the significant sales decrease to its related parties, of which the margin is lower than sales made to third parties.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $14.4 million for the six months ended September 30, 2019, a decrease of $2.8 million, or 16.0%, compared to $17.2 million for the six months ended September 30, 2018, which was mainly attributable to the $1.9 million expense decrease from two stores in MA since we contracted these two stores and we do not operate these two stores ourselves.  In addition, one of our wholesale company is going out of business and selling, general, and administrative expenses decreased by $1.3 million.

Interest Expense

Interest expense was $1.0 million for the six months ended September 30, 2019, an increase of $0.3 million, or 48.8%, from $ 0.6 million for the six months ended September 30, 2018, attributable to the increased average outstanding loan balance from $19.5 from six months ended September 30, 2018 to $21.1 for the six months ended September 30, 2019, as well as increased interest rate from 5.7% for the six months ended September 30, 2018 to 6.45% for the six months ended September 30, 2019. In addition, the Company paid approximately $150,000 of forbearance fee to Key Bank in May due to the violation of covenant.

Other income

Other income was $1.7 million for the six months ended September 30, 2019, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $1.1 million, 179%, from $0.6 million for the six months ended September 30, 2018. For the six months ended September 30, 2019, the Company collected $0.5 million of management fee from contracting Ming and Zen in MA to third parties for operation. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.6 million.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax expense was around $64,000 for the six months ended September 30, 2019, compared to $314,000 of income tax expense for the six months ended September 30, 2018. The effective income tax rate was -1.5% and -5% for the six months ended September 30, 2019 and 2018, respectively. For the six months ended September 30, 2019 and 2018, the Company made reserve for deferred tax asset due to the significant loss incurred.

Net Income (loss)

	For the six months ended September 30,		Changes
	2019	2018	$	%
Net income	$(4,254,849)	$(6,042,084)	$1,787,235	-29.6%
Net Loss Margin	-9.31%	-9.84%	0.53%

Net loss was $4.3 million for the six months ended September 30, 2019, a decrease of $1.8 million, or 29.6%, from $6.0 million of net loss for the six months ended September 30, 2018, mainly attributable to the decreased selling, general, and administrative expenses described above. Net loss as a percentage of sales was -9.31% and -9.84% for the six months ended September 30, 2019 and 2018, respectively.

Adjusted EBITDA

	For the six months ended September 30,		Changes
	2019	2018	$	%
Net income	$(4,254,849)	$(6,042,084)	$1,787,235	(29.6)%
Interest expense	959,220	644,826	314,394	48.8%
Income tax provision	63,493	313,833	(250,340)	(79.8)%
Depreciation	1,093,572	943,485	150,087	15.9%
Amortization	249,166	135,103	114,063	84.4%
Adjusted EBITDA	$(1,889,398)	$(4,004,837)	$2,115,439	(52.8)%
Percentage of sales	-4.1%	-6.5%	2.4%

Loss before income tax, depreciation, and amortization was $1.9 million for the six months ended September 30, 2019, a decrease of $2.1 million, as compared to income before income tax, depreciation, and amortization of $4.0 million for the six months ended September 30, 2018, mainly attributable to the decrease in net loss resulting from decreased selling, general, and administrative expenses described above.

Results of Operations for the three months ended September 30, 2019 and 2018

	For the three months ended September 30,		Changes
	2019	2018	$	%
Net sales-third parties	$21,373,820	$29,421,093	$(8,047,273)	(27.4)%
Net sales-related parties	487,682	863,710	(376,028)	(43.5)%
Total Sales	21,861,502	30,284,803	(8,423,301)	(27.8)%
Cost of sales-third parties	15,140,772	22,451,875	(7,311,103)	(32.6)%
Cost of sales-related parties	398,118	744,809	(346,691)	(46.5)%
Occupancy costs	1,576,290	2,010,412	(434,122)	(21.6)%
Gross Profit	4,746,322	5,077,707	(331,385)	(6.5)%
Selling, general and administrative expenses	5,851,779	9,103,577	(3,251,798)	(35.7)%
Loss from operations	(1,105,457)	(4,025,870)	2,920,413	(72.5)%
Interest expense	(349,475)	(399,123)	49,648	(12.4)%
Other income	729,639	259,571	470,068	181.1%
Loss before income tax provision	(725,293)	(4,165,422)	3,440,129	(82.6)%
Income tax provision	161,430	-	161,430	100%
Net Loss	$(886,723)	$(4,165,422)	$3,278,699	(78.7)%
Net Loss attributable to common shareholders	$(886,723)	$(4,165,422)	$3,278,699	(78.7)%

Net Sales

	For the three months ended September 30,		Changes
	2019	2018	$	%
Net sales of retail	$17,970,456	$25,855,761	$(7,885,305)	(30.5)%
Net sales of wholesale-third parties	3,403,364	3,565,332	(161,968)	(4.5)%
Net sales of wholesale-related parties	487,682	863,710	(376,028)	(43.5)%
Total Net Sales	$21,861,502	$30,284,803	$(8,423,301)	(27.8)%

iFresh’s net sales were $21.9 million for the three months ended September 30, 2019, a decrease of $8.4 million, or 27.8%, from $30.3 million for the three months ended September 30, 2018.

The decrease resulted mainly from our Quincy (Zen Store) and Boston (Ming Store), Massachusetts stores. Ming and Zen contributed $5.4 million of retail sales for the three months ended September 30, 2018. Starting from the fiscal year 2019, these two stores experienced significantly decreased sales due to competition from newly opened grocery stores. On April 1, 2019, the Company entered into an agreement for the two stores with third parties to operate those stores, and the Company is collecting management fees from the third parties. Management fees are $40,000 per month for the first six months and $50,000 after the first six months, and the term of the agreements is 36 months. In addition, the Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventory at net book value of $1.5 million, but retains ownership of all property and equipment. The depreciation and amortization expense were approximately $280,000 for the six months ended September 30, 2019. In addition, sales from our stores in New York City decreased by $3.1 million because we contracted part of vegetables and fruits business to third parties in our store to improve our margin.

Our total net wholesale sales decreased by $0.5 million from $4.4 million for the three months ended September 30, 2018 to $3.9 million for the three months ended September 30, 2019, attributable that our sales to related parties decreased by $0.4 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, attributable to that New York Mart Group. Inc is going out of business.

Cost of sales, Occupancy costs and Gross profit

Retail Segment	For the three months ended September 30,		Changes
	2019	2018	$	%
Cost of sales	$12,687,386	$19,688,151	$(7,000,765)	(35.6)%
Occupancy costs	1,576,290	2,010,412	(434,122)	(21.6)%
Gross profit	3,706,780	4,157,198	(450,418)	(10.8)%
Gross margin	20.6%	16.1%	4.5%

For the retail segment, cost of sales decreased by $7.0 million, from $19.7 million for the three months ended September 30, 2018, to $12.7 million for the three months ended September 30, 2019. The decrease was consistent with the sales decreased and mainly due to changes we made to Ming and Zen store in MA mentioned above. The cost decreased by 35.6%, compared to sales decrease of 30.5%, lead to higher margin which was calculated before adding the occupancy cost in the total cost. This was expected when the strategic decision was made to contract the stores to third parties to operate.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.4 million, which was mainly attributable to the cancellation of one of the lease signed between New York Market Group with the Company’s affiliates since New York Market Group is going out of business .

Gross profit was $3.7 and $4.2 million for the three months ended September 30, 2019 and 2018, respectively. Gross margin was 20.6% and 16.1% for the three months ended September 30, 2019 and 2018, respectively. The gross margin for the three months ended September 30, 2018 was lower than usual is because, in the last summer, our retail stores increased purchases from local farms instead of purchasing directly from our wholesalers, which increased our cost of sales.

Wholesale Segment	For the three months ended September 30,		Changes
	2019	2018	$	%
Cost of sales	$2,851,504	$3,508,533	$(657,029)	(18.7)%
Gross profit	$1,039,542	920,509	119,033	12.9%
Gross margin	26.7%	20.8%	5.9%

For our wholesale segment, the cost of sales for the three months ended September 30, 2019 decreased by $0.7 million, or 18.7%, from $3.5 million for the three months ended September 30, 2018 to $2.9 million for the three months ended September 30, 2019. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2019.

Gross profit for the three months ended September 30, 2019 increased by around $119,000, or 12.9%, from $0.9 million for the three months ended September 30, 2018 to $1.0 million for the three months ended September 30, 2019. Gross margin increased by 5.9% from 20.8% to 26.7%. The increase was due to the significant sales decrease to its related parties, of which the margin is lower than sales made to third parties.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses was $5.9 million for the three months ended September 30, 2019, a decrease of $3.3 million, or 35.7%, compared to $9.1 million for the three months ended September 30, 2018, which was mainly attributable to the $0.9 million expense decrease from two stores in MA since we contracted these two stores and we do not operate these two stores ourselves.  One of our wholesale company is going out of business and selling, general, and administrative expenses decreased by $0.7 million. In addition, for the three months ended September 30, 2018, we accrued $0.7 million of litigation loss and $0.7 million of stock based compensation for stock issued to employees.

Interest Expense

Interest expense was $349,475 for the three months ended September 30, 2019, a decrease of $49,648, or 12.4%, from $399,123 for the three months ended September 30, 2018, primarily attributable to the decreased average loan balance from $22.2 million for the three months ended September 30, 2018 to $20.8 million for the three months ended September 30, 2019.

Other income

Other income was $0.7 million for the three months ended September 30, 2019, an increase of $0.5 million, or 181%, from $0.3 million for the three months ended September 30, 2018 For the three months ended September 30, 2019, the Company collected $0.3 million of management fee from contracting Ming and Zen in MA to third parties for operation. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.2 million.

Income Taxes Provision

The Company is subject to U.S. federal and state income taxes. Income tax was $161,000 for the three months ended September 30, 2019, an increase of $161,000, or 100%, compared to $- of tax for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the Company made reserve for deferred tax asset due to the significant loss incurred.

Net Income (loss)

	For the three months ended September 30,		Changes
	2019	2018	$	%
Net loss	$(886,723)	$(4,165,422)	$(3,278,699)	(78.7)%
Net Profit Margin	(4.06)%	(13.75)%	(9.69)%

Net loss was $0.9 for the three months ended September 30, 2019, a decrease of $3.3 million, or 78.7%, from $4.2 million of net loss for the three months ended September 30, 2018, mainly attributable to the increase in gross margin and decrease in selling, general, and administrative expenses and higher interest expenses, as described above.

Adjusted EBITDA

	For the three month ended September 30,		Changes
	2019	2018	$	%
Net loss	$(886,723)	$(4,165,422)	$3,278,699	(78.7)%
Interest expense	349,475	399,123	(49,648)	(12.4)%
Income tax provision	161,430	-	161,430	100%
Depreciation	531,928	483,540	48,388	10%
Amortization	33,333	101,770	(68,437)	(67.2)%
Adjusted EBITDA	$189,443	$(3,180,989)	$3,370,432	(106)%
Percentage of sales	0.9%	(10.5)%	11.4%

Adjusted EBITDA was $0.2 million for the three months ended September 30, 2019, an increase of $3.4 million, or 106%, as compared to $3.2 million of EBITDA loss for the three months ended September 30, 2018, mainly attributable to decreased net loss of approximately $3.3 million. The ratio of Adjusted EBITDA to sales was 0.9% and (10.5)% for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, iFresh had cash and cash equivalents of approximately $0.9 million. iFresh had operating losses for the six months ended September 30, 2019 and had negative working capital of $26.4 million and $21.6 million as of September 30, 2019 and March 31, 2019, respectively. iFresh had negative equity of $1.6 million as of September 30, 2019. The long-term KeyBank loan of $20.5 million has been presented as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of September 30, 2019, the Company has outstanding loan facilities of approximately $20.5 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of September 30, 2019. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $4.3 million of advances and receivables from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of September 30, 2019, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the six months ended September 30, 2019 and 2018.

	For the six months ended September 30,
	2019	2018
Net cash used in operating activities	$(1,234,767)	$(5,863,507)
Net cash provided by investing activities	330,279	372,251
Net cash provided by financing activities	711,008	5,782,063
Net Increase (decrease) in cash and cash equivalents	$(193,480)	$290,807

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $1.2 million for the six months ended September 30, 2019, a decrease of $4.5 million, or 79%, compared to $ 5.8 million used in operating activities for the six months ended September 30, 2018. The decrease was a result of a decrease of net loss of $1.8 million and an increase of $2.7 million from change of working capital mainly resulting from decrease from inventory and tax payable.

Investing Activities

Net cash provided by investing activities was approximately $330,000 for the six months ended September 30, 2019, an increase of approximately $40,000, compared to approximately $290,000 provided by investing activities for the six months ended September 30, 2018. The increase was primarily attributable to the decrease of $2.4 million in acquisition of property and equipment in 2019, offset by decrease of collection from related party receivable of $2.3 million.

Financing Activities

Net cash provided by financing activities was approximately $0.7 million for the six months ended September 30, 2019, which mainly consisted of cash received from capital contribution of $1.7 million, offset by net cash paid for bank loans of $1 million, $131,000 cash paid notes payable, and capital leases. Net cash provided from financing activities was $5.8 million for the six months ended September 30, 2018, which mainly consisted of net cash flow from bank loans of $5.7 million, cash received from issuance of stock of $1.0 million, offset by $145,000 cash paid for notes payable and capital leases and repayment on term loan of $0.8 million.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of September 30, 2019.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of September 30, 2019.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12-month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2019:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$20,545,084	$1,535,255	$19,009,829	$—	—
Estimated interest payments on bank loans	1,072,046	496,351	575,695	—	—
Notes payable	169,700	84,554	85,146		—
Capital lease obligations including interest	569,282	180,900	305,672	82,710	—
Operating Lease Obligations(1)	90,430,944	8,423,619	16,631,623	15,960,911	49,414,791
	$112,787,056	$10,720,679	$36,607,965	$16,043,621	$49,414,791

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019. Revenue recognized from performance obligations related to prior periods was insignificant.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $61,211,020 of operating lease assets and $67,903,674 operating lease liabilities on the consolidated balance sheet as of September 30, 2019. See Note 12 for additional information.

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

As of September 30, 2019, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

The appeal hearing was held in July 12, 2019 and judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failoure to do so and for any period of delay in completing specific performance. No guaranties or predictions can be made at this time as to ultimate final outcome of this case.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,497.81for its alleged loss under the .The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of $450,867. The Company is currently negotiating an agreement with the landlord to settle the case. A trial has been scheduled on November 21, 2019. All unpaid rent has been fully accrued as of September 30, 2019.

Regulatory Compliance

On November 6, 2019, iFresh Inc. received a letter from the Listing Qualifications Staff (the “Staff’) of The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b), which requires stockholders’ equity of $2.5 million, or a market value of listed securities of $35 million, or net income from continuing operations of $500,000, the Staff had determined not to grant an extension to allow the Company to demonstrate compliance, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company intends to timely request a hearing before the Panel, which request will stay any suspension or delisting action by Nasdaq at least pending the hearing and the expiration of any extension period that may be granted by the Panel following the hearing.

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

We may be delisted from the Nasdaq Stock Market

On November 6, 2019, iFresh Inc. received a letter from the Listing Qualifications Staff (the “Staff’) of The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b), which requires stockholders’ equity of $2.5 million, or a market value of listed securities of $35 million, or net income from continuing operations of $500,000, the Staff had determined not to grant an extension to allow the Company to demonstrate compliance, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company intends to timely request a hearing before the Panel, which request will stay any suspension or delisting action by Nasdaq at least pending the hearing and the expiration of any extension period that may be granted by the Panel following the hearing. There is no guarantee that we will be successful in our appeal.

If we are delisted from the Nasdaq Stock Market, we and our shareholders could face significant material adverse consequences including:

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

Additionally, the financial covenants of the KeyBank loan require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. In addition, on February 7, 2019, the Company received a notice from Keybank indicating Keybank does not consent to the transaction contemplated by the Share Purchase Agreement by and between Long Deng and HK Xu Ding Co. Limited and that the monthly principal and interest payment amount shall be adjusted to $155,872.35 to fully amortize the current outstanding principal balance of the loan over the number of months remaining on the original ten year amortization period at the interest rate now in effect.

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

On May 20, 2019, iFresh, NYM (or the “Borrower”), certain subsidiaries of NYM, Mr. Long Deng and KeyBank National Association (“Keybank” or the “Lender”) entered into the first forbearance agreement (the “First Forbearance Agreement”) with respect to that certain Credit Agreement, dated as of December 23, 2016, as amended, pursuant to which KeyBank made available to NYM a revolving credit facility, a term loan facility, and other credit accommodations (the “Loan Agreements”). The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreements based on the existence of certain events of default until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the 90th day from the date of the First Forbearance Agreement (the “First Forbearance Period”); and (b) a Forbearance Event of Default. Reference is made to the current report on Form 8-K filed with the SEC on May 21, 2019.

The Borrower did not meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, NYM, certain subsidiaries of NYM, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Terms used but not otherwise defined herein have the meanings ascribed to them in the Second Forbearance Agreement.

The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Second Forbearance Agreement, dated as of October 15, 2019, by and among NYM Holding, Inc., as borrower, iFresh, Inc., certain subsidiaries of NYM Holding, Inc., Go Fresh 365, Inc. and an individual, as guarantors, and KeyBank National Association, as lender. (incorporated by reference to the Current Report on Form 8-k dated October 17, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iFresh, Inc.

Date: November 14, 2019	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal financial and accounting officer)