Form 10-Q
period 2019-12-31
iFresh Inc
filed 2020-02-14
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2020, 18,371,498 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$652,642	$1,048,090
Accounts receivable, net	3,150,523	4,027,909
Inventories, net	9,255,420	10,411,366
Prepaid expenses and other current assets	3,880,795	3,721,262
Total current assets	16,939,380	19,208,627
Advances and receivables - related parties	4,832,796	5,220,547
Property and equipment, net	19,562,408	20,287,186
Intangible assets, net	933,338	1,033,337
Security deposits	1,264,353	1,236,073
Right of use assets-lease	59,839,700	-
Deferred income taxes	-	115,589
Total assets	$103,371,975	$47,101,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,337,507	$14,177,700
Deferred revenue	1,378,418	802,392
Borrowings against lines of credit, current, net	20,113,172	21,285,314
Notes payable, current	78,835	98,475
Finance lease obligations, current	136,639	148,778
Accrued expenses	1,204,862	1,393,973
Operating lease liabilities, current	5,796,913	-
Other payables, current	3,105,380	2,926,101
Total current liabilities	43,151,726	40,832,733

Notes payable, non-current	65,779	130,068
Finance lease obligations, non-current	314,980	413,225
Deferred rent	-	6,659,412
Other payables, non-current	87,901	97,900
Long term operating lease liabilities	60,757,979	-
Total liabilities	104,378,365	48,133,338

Commitments and contingencies

Shareholders’ equity (deficiency)
Preferred shares, $.0001 par value, 1,000,000 shares authorized; none issued.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,371,498 and 16,737,685 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	1,837	1,674
Additional paid-in capital	21,285,373	14,933,829
Accumulated deficit	(22,293,600)	(15,967,482)
Total shareholders’ deficiency	(1,006,390)	(1,031,979)
Total liabilities and shareholders’ equity (deficiency)	$103,371,975	$47,101,359

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018

Net sales	$20,546,584	$30,397,501	$65,005,079	$89,490,417
Net sales-related parties	346,196	906,565	1,576,985	3,186,593
Total net sales	20,892,780	31,304,066	66,582,064	92,677,010
Cost of sales	14,789,482	22,610,419	46,446,352	66,665,211
Cost of sales-related parties	313,231	753,392	1,293,919	2,726,605
Retail Occupancy costs	1,475,420	2,276,924	4,982,329	6,118,410
Gross profit	4,314,647	5,663,331	13,859,464	17,166,784

Selling, general and administrative expenses	5,615,974	7,429,877	20,043,647	24,608,895
Loss from operations	(1,301,327)	(1,766,546)	(6,184,183)	(7,442,111)
Interest expense, net	(326,339)	(357,301)	(1,285,559)	(1,002,127)
Impairment loss	(1,100,000)	-	(1,100,000)	-
Other income	708,494	321,538	2,359,213	913,678
Loss before income taxes	(2,019,172)	(1,802,309)	(6,210,529)	(7,530,560)
Income tax provision	52,096	-	115,589	313,833
Net Loss	$(2,071,268)	$(1,802,309)	$(6,326,118)	$(7,844,393)

Net loss per share:
Basic	$(0.11)	$(0.11)	$(0.35)	$(0.52)
Diluted	$(0.11)	$(0.11)	$(0.35)	$(0.52)
Weighted average shares outstanding:
Basic	18,370,628	16,154,392	18,307,728	15,080,794
Diluted	18,370,628	16,154,392	18,307,728	15,080,794

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,326,118)	$(7,844,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,590,632	1,432,173
Amortization expense	236,874	236,874
Lease amortization	6,022,761
Impairment loss	1,100,000
Share based compensation	506,066	837,354
Bad debt reserve	85,546	233,448
Deferred income taxes	115,589	313,832
Changes in operating assets and liabilities:
Accounts receivable	791,840	558,521
Inventories	1,155,946	(1,416,932)
Prepaid expenses and other current assets	(159,533)	(1,195,868)
Security deposits	(28,280)	12,333
Accounts payable	(2,840,190)	(735,941)
Deferred revenue	576,026	273,933
Accrued expenses	(189,111)	1,040,767
Taxes payable	-	(1,606,504)
Deferred rent	-	276,345
Operating lease liabilities	(5,966,981)	-
Other liabilities	169,277	476,446
Net cash used in operating activities	(3,159,656)	(7,107,612)
Cash flows from investing activities
Cash advances to related parties	387,751	(1,341,521)
Cash received from repayment of related party receivable	-	4,790,380
Acquisition of property and equipment	(1,965,854)	(3,441,064)
Net cash provided by (used in) investing activities	(1,578,103)	7,795
Cash flows from financing activities
Borrowings against Term loan	-	3,950,000
Borrowings against lines of credit	-	1,750,000
Repayments on term loan	(1,309,017)	(1,213,268)
Repayments on notes payable	(83,928)	(104,548)
Payments on capital lease obligations	(110,385)	(103,588)
Cash received from capital contribution	4,394,841	-
Cash received from issuance of stock	1,450,800	3,754,021
Net cash provided by financing activities	4,342,311	8,032,617
Net increase (decrease) in cash and cash equivalents	(395,448)	932,800
Cash and cash equivalents at beginning of the period	1,048,090	640,915
Cash and cash equivalents at the end of the period	$652,642	$1,573,715
Supplemental disclosure of cash flow information
Cash paid for interest	$1,285,559	$985,771
Cash paid for income taxes	$-	$1,606,504

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$-	$779,837

See accompanying notes to unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	amount	Capital	Deficit	Total
Balances at March 31, 2018	14,220,548	$1,422	$9,428,093	$(3,964,039)	$5,465,476
Net loss	-	$-	-	(1,876,662)	(1,876,662)
Balances at June 30, 2018	14,220,548	$1,422	$9,428,093	$(5,840,701)	3,588,814

Net loss	-	-	-	(4,165,422)	(4,165,422)
Common stock issued in connection of equity finance	451,000	$45	$1,000,620	-	1,000,665
Stock issued for service	177,950	$18	$744,413	-	744,431

Balances at September 30, 2018	14,849,498	1,485	$11,173,126	$(10,006,123)	$1,168,488

Net income	-	-	-	(1,802,309)	(1,802,309)
Common stock issued in connection of equity finance	1,382,000	138	2,753,219	-	2,753,357
Stock issued for service	33,187	3	92,920	-	92,923

Balances at December 31, 2018	16,264,685	1,626	$14,019,265	$(11,808,432)	$2,212,459

Balances at March 31, 2019	16,737,685	1,674	$14,933,829	$(15,967,482)	$(1,031,979)
Capital contribution	-	-	1,119,421	-	1,119,421
Net loss	-	-	-	(3,368,127)	(3,368,127)
Common stock issued in connection of warrants exercise	1,170,000	$117	1,450,683	-	1,450,800
Stock issued for service	443,813	$44	470,398	-	470,442
Balances at June 30, 2019	18,351,498	$1,835	17,974,331	(19,335,609)	(1,359,443)
Capital contribution	-	-	646,111	-	646,111
Net loss	-	-	-	(886,723)	(886,723)
Balances at September 30, 2019	18,351,498	1,835	$18,620,442	$(20,222,332)	$(1,600,055)

Capital contribution	-	-	2,629,309	-	2,629,309
Net loss	-	-	-	(2,071,268)	(2,071,268)
Stock issued for service	20,000	2	35,622	-	35,624
Balances at December 31, 2019	18,371,498	1,837	$21,285,373	$(22,293,600)	$(1,006,390)

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

On the same day, the Company and its wholly owned subsidiary NYM Holding Inc. entered into a Share Purchase Agreement (the “Purchase Agreement”) with Go Fresh 365 Inc., (“Go Fresh”) a Florida company solely owned by Mr. Long Deng, IFMK’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to Go Fresh, in exchange for cash consideration of $9.1 million (the “Spin-off”). The transactions contemplated by the Purchase Agreement would take place contemporaneously with the closing of the Acquisition. It is anticipated that, following completion of the Spin-off, Go Fresh will receive 100% of the equity interest of NYM, and that the Company’s business upon completion of the Acquisition and the Spin-off will be that of Xiaotai and its subsidiaries. Closing of the acquisition had been pending subject to regulatory approval by NASDAQ.

In November 5, 2019, Zhejiang Xiaotai is alleged to have conducted illegal fundraising in China and several executives of Xiaotai are currently detained and held in custody by the local police. iFresh issued written notice to Xiaotai International and Xiaotai Shareholders to terminate the Exchange Agreement effective immediately. Meanwhile, the Spin-off has been cancelled.

2. Liquidity and Going Concern

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had operating losses for the nine months ended December 31, 2019 and in fiscal year 2019 and had negative working capital of $26.2 million and $21.6 million as of December 31, 2019 and March 31, 2019, respectively. The Company had deficiency of $1.0 million and $1.0 million as of December 31, 2019 and March 31, 2019. The Company did not meet certain financial covenants required in the credit agreement with Keybank National Association (“Keybank”). As of December 31, 2019, the Company has outstanding loan facilities of approximately $20.1 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, and bank loans. As of December 31, 2019, the Company also has $4.8 million of advances and receivable from the related parties we intend to collect.

Although the Company has been timely repaying the KeyBank facility in accordance with its terms, the Company was in default under the Credit Agreement as of December 31, 2019 and March 31, 2019. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2019 and March 31, 2019, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. Effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default. This second forbearance period has expired and discussion between Key Bank and the new counsel of NYM Holding is in process.

On December 17, 2019, the Company received a letter from the Listing Qualifications Staff (the “Staff’) of the Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires an issuer to maintain a minimum closing bid price of $1.00 per share (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rules, the Company was provided with a 180-day grace period to regain compliance with the Bid Price Rule, through June 15, 2020. The notice has no immediate impact on the listing or trading of the Company’s securities on Nasdaq.

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

The unaudited interim financial information as of December 31, 2019 and for the nine months ended December 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2019.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $59,839,700 of operating lease assets and $66,554,892 operating lease liabilities on the consolidated balance sheet as of December 31, 2019. See Note 12 for additional information.

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

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of December 31, 2019and March 31, 2019, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of December 31, 2019 and March 31, 2019. For the nine months ended December 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods were $802,392 and $326,459, respectively.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the Nine months ended
	December 31, 2019	December 31, 2018
Grocery	$27,953,116	$36,561,550
Perishable goods	38,628,948	56,115,460
Total	$66,582,064	$92,677,010

	For the three months ended
	December 31, 2019	December 31, 2018
Grocery	$7,522,433	$11,333,857
Perishable goods	13,370,347	19,970,209
Total	$20,892,780	$31,304,066

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	December 31,	March 31,
	2019	2019
Customer purchases	$3,647,757	$4,008,747
Credit card receivables	155,983	532,369
Food stamps	45,298	99,762
Others	2,518	2,518
Total accounts receivable	3,851,556	4,643,396
Allowance for bad debt	(701,033)	(615,487)
Accounts receivable, net	$3,150,523	$4,027,909

6. Inventories

A summary of inventories, net is as follows:

	December 31,	March 31,
	2019	2019
Non-perishables	$8,004,875	$8,762,634
Perishables	1,300,192	1,723,882
Inventories	9,305,067	10,486,516
Allowance for slow moving or defective inventories	(49,647)	(75,150)
Inventories, net	$9,255,420	$10,411,366

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	December 31,	March 31,
Entities	2019	2019
Pacific Supermarkets Inc.	-	437,863
NY Mart MD Inc.	616,131	335,374
Advances - related parties	$616,131	$773,237

New York Mart, Inc.	605,265	605,265
Pacific Supermarkets Inc.	-	428,237
NY Mart MD Inc.	3,363,049	3,181,011
iFresh Harwin Inc.	248,351	232,797
Receivables – related parties	4,126,665	4,447,310
Total advances and receivables – related parties	$4,832,796	$5,220,547

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

8. Property and Equipment

	December 31,	March 31,
	2019	2019
Furniture, fixtures and equipment	$20,825,384	$19,957,600
Automobiles	2,155,595	2,214,306
Leasehold improvements	10,006,203	8,849,422
Software	6,735	6,735
Total property and equipment	32,993,917	31,028,063
Accumulated depreciation and impairment	(13,431,509)	(10,740,877)
Property and equipment, net	$19,562,408	$20,287,186

Depreciation expense for the nine months ended December 31, 2019 and 2018 was $1,590,632 and $1,432,173, respectively. For the three months ended December 31, 2019 and 2018, the depreciation expense was $497,060 and $488,688, respectively. As of December 31, 2019, the Company charged impairment loss of $1,100,000 for the leasehold improvement for a closed stores in New York area.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at December 31,
	2019	Additions	2019
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,466,663)	$(99,999)	$(1,566,662)
Intangible assets, net	$1,033,337	$(99,999)	$933,338

Amortization expense was $99,999 and $99,999 for the nine months ended December 31, 2019 and 2018, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending September 30,
2020	$133,333
2021	133,333
2022	133,333
2023	133,333
2024	133,333
Thereafter	266,673
Total	$933,338

10. Debt

A summary of the Company’s debt is as follows:

	December 31,	March 31,
	2019	2019
Revolving Line of Credit-KeyBank National Association	$4,950,000	$4,950,000
Delayed Term Loan-KeyBank National Association	4,119,983	4,494,983
Term Loan-KeyBank National Association	11,408,189	12,342,206
Less: Deferred financing cost	(365,000)	(501,875)
Total	$20,113,172	$21,285,314

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of December 31, 2019.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited condensed consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of December 31, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default. This second forbearance period has expired and discussion between Key Bank and the new counsel of NYM Holding is in process.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending December 31
2020	$1,548,793
2021	1,604,485
2022	16,959,894
Total	$20,113,172

11. Notes Payable

Notes payables consist of the following:

	December 31,	March 31,
	2019	2019
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	11,292	18,823
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	-	6,350
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021	-	12,378
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	-	8,826
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	20,576	25,415
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	15,945	23,546
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	34,802	50,172

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	9,666	13,096
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	20,237	25,928
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	18,339	24,031
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	13,757	19,978
Total Notes Payable	$144,614	$228,543
Current notes payable	(78,835)	(98,475)
Long-term notes payable, net of current maturities	$65,779	$130,068

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending December 31,
2020	$78,835
2021	53,115
2022	12,664
Total	$144,614

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

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of December 31, 2019 was as follows:

As of December 31, 2019
Operating Lease Assets:
Operating Lease	$59,839,700
Total operating lease assets	59,839,700
Operating lease obligations:
Current operating lease liabilities	5,796,913
Non-current operating lease liabilities	60,757,979
Total Lease liabilities	$66,554,892

Weighted Average Remaining Lease Term Operating Lease	13.65 years
Weighted Average discount rate	4.3%

	December 31,	March 31,
	2019	2019
Finance lease Assets
Vehicles under finance lease	$1,033,131	$1,033,131
Accumulated depreciation	352,517	244,116
Finance lease assets, net	$680,614	$789,115

	December 31,	March 31,
	2019	2019
Finance lease obligations:
Current	$136,639	$148,778
Long-term	314,980	413,225
Total obligations	$451,619	$562,003

Weighted Average Remaining Lease Term Finance Lease		2.13 years
Weighted Average discount rate		7.1%

Supplemental cash flow information related to leases was as follows:

As of December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$5,966,981
Finance lease	110,385

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
	Lease	lease
2020	174,863	8,544,127
2021	153,823	8,262,061
2022	146,831	8,302,992
2023	45,948	8,062,637
2024	-	7,612,489
Thereafter	-	47,641,309
Total minimum lease payments	$521,465	$88,425,615
Less: Amount representing interest	(69,846)	(21,870,723)
Total	$451,619	$66,554,892

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

The following table presents summary information by segment for the nine months ended December 31, 2019 and 2018, respectively:

	Nine months ended December 31, 2019
	Wholesale	Retail	Total
Net sales	$12,262,443	$54,319,621	$66,582,064
Cost of sales	9,213,881	38,526,390	47,740,271
Retail occupancy costs	-	4,982,329	4,982,329
Gross profit	$3,048,562	$10,810,902	$13,859,464

Interest expense, net	$(9,178)	$(1,276,381)	$(1,285,559)
Depreciation and amortization	$439,691	$7,456,201	$7,895,892
Capital expenditures	$-	$2,163,761	$2,163,761
Segment loss before income tax provision	$641,258	$(6,851,787)	$(6,210,529)
Income tax provision	$11,935	$103,654	$115,589
Segment assets	$14,838,292	$88,533,683	$103,371,975

	Nine months ended December 31, 2018
	Wholesale	Retail	Total

Net sales	$13,940,908	$78,736,102	$92,677,010
Cost of sales	10,469,830	58,921,986	69,391,816
Retail occupancy costs	-	6,118,410	6,118,410
Gross profit	$3,471,078	$13,695,706	$17,166,784

Interest expense, net	$(11,334)	$(990,793)	$(1,002,127)
Depreciation and amortization	$181,380	$1,487,667	$1,669,047
Capital expenditures	$28,613	$4,192,288	$4,220,901
Segment income (loss) before income tax provision (benefit)	$36,983	$(7,567,539)	$(7,530,556)
Income tax provision (benefit)	$43,831	$270,002	$313,833
Segment assets	$11,236,146	$39,175,016	$50,411,162

	Three months ended December 31, 2019
	Wholesale	Retail	Total
Net sales	$3,839,292	$17,053,488	$20,892,780
Cost of sales	3,168,722	11,933,991	15,102,713
Retail occupancy costs	-	1,475,420	1,475,420
Gross profit	$670,570	$3,644,077	$4,314,647

Interest expense, net	$(3,951)	$(322,388)	$(326,339)
Depreciation and amortization	$55,113	$2,503,145	$2,558,258
Capital expenditures	$-	$1,383,242	$1,383,242
Segment income (loss) before income tax provision	$(46,261)	$(1,972,911)	$(2,019,172)
Income tax provision	$1,520	$50,576	$52,096
Segment assets	$14,838,292	$88,533,683	$103,371,975

	Three months ended December 31, 2018
	Wholesale	Retail	Total

Net sales	$4,323,321	$26,980,745	$31,304,066
Cost of sales	3,129,400	20,234,411	23,363,811
Retail occupancy costs	-	2,276,924	2,276,924
Gross profit	$1,193,921	$4,469,410	$5,663,331

Interest expense, net	$(3,368)	$(353,933)	$(357,301)
Depreciation and amortization	$63,990	$526,469	$590,459
Capital expenditures	$10,300	$510,228	$520,528
Segment loss before income provision (benefit)	$(95,459)	$(1,706,850)	$(1,802,309)
Income tax provision	$-	$-	$-
Segment assets	$11,236,146	$39,175,016	$50,411,162

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

On December 11, 2019, iFresh Inc. (the “Company”) entered into the following agreements:

●	An agreement (the “Acquisition Agreement”) between the Company and Long Deng, the Chief Executive Officer and Chairman of the Company, pursuant to which Mr. Deng will sell his 70% interest in Dragon Seeds LLC to the Company in exchange for the Company’s common stock. The closing of the acquisition is contingent on receiving stockholder approval for the transaction and the Company’s receipt of a valuation opinion demonstrating that the fair market value of the Interest is equal to or greater than the aggregate fair market value of the consideration to be paid by the Company. Dragon Seeds LLC makes certain customary representations and warranties to the Company in connection with the Acquisition Agreement

●	An agreement (the “Purchase Agreement”) with Jian Chen pursuant to which Jian Chen agreed to purchase 6,578,948 shares of the Company’s common stock in exchange for $2,500,000. The closing of the transactions contemplated by the Purchase Agreement are contingent on the closing of the acquisition of Dragon Seeds LLC by the Company.

●	An agreement (the “Conversion Agreement”) between Mr. Deng and the Company, pursuant to which the Mr. Deng agreed to convert debt owed to him by the Company into 1,000 preferred shares of the Company’s common stock. Upon receiving stockholder approval for the conversion, the 1,000 shares of preferred stock will automatically convert into shares of the Company’s common stock.

All of the issuances and conversions of the Company’s common stock in the foregoing agreements were at a price per share of $0.38, the closing price of the Company’s common stock on December 10, 2019. As of the date of the report, these transactions are still contingent on stockholders’ approval.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, will not be fully realizable. The valuation allowance for deferred tax assets was approximately $5,582,580 and $4,166,595 as of December 31, 2019 and March 31, 2019.

The Company has approximately $17,041,393 and $10,715,275 of US NOL carry forward as of December 31, 2019 and March 31, 2019, respectively. For income tax purpose, those NOLs will expire in the year 2032 through 2038.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the nine months ended
	December 31
	2019	2018
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	86,692	235,375
State	28,897	78,458
	115,589	313,833

Total	$115,589	$313,833

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Nine months ended December 31,
	2019	2018
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	14%
Other non-deductible fees and expenses	2.8%	3%
Change of deferred tax reserve	(27.8)%	(44.5)%
Other	(4.9)%	2.3%
Effective tax rate	(1.9)%	(4.2)%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	December 31,	March 31,
	2019	2019
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$179,522	$101,829
Sec 263A Inventory Cap	253,932	208,514
Leasing liabilities/Deferred rent	2,109,994	2,092,128
Depreciation and amortization	(2,570,437)	(2,305,164)
Net operating losses	5,329,692	3,898,744
163 (j) business interest	279,877	286,133
Impairment Loss	308,000	-
Valuation allowance	(5,890,580)	(4,166,595)
Net Deferred Tax Assets	$-	$115,589

16. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the nine months ended December 31, 2019 and 2018 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, shareholder and the CEO, and not eliminated in the unaudited condensed consolidated financial statements. In addition, the outstanding receivables due from these related parties as of December 31, 2019 and March 31, 2019 were included in advances and receivables – related parties (see Note 8).

Nine months ended December 31, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc.	3,650	-	-
NY Mart MD Inc.	59,300	8,920	822,200
NYM Elmhurst Inc.	69,599	4,102	644,753
Spring Farm Inc.	6,050	-	58,134
Pine Court Chinese Bistro	-	-	51,897
Others	30,750	-	-
	$169,349	$13,022	$1,576,985

Nine months ended December 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$880	$193,741
Pacific Supermarket Inc.	77,998	14,040	1,314,938
NY Mart MD Inc.	72,119	10,920	1,622,255
New York Mart El Monte Inc.	4,944	1,600	-
iFresh Harwin Inc.	2,862	2,600	9,677
Spring Farm Inc.	3,702	-	2,708
Spicy Bubbles, Inc.	-	-	-
NYM Tampa Seafood Inc.	550		-
Pine Court Sunrise, Inc.	-	-	43,274
Elhurst	8,877	860	-
	$182,703	$30,900	$3,186,592

Three months ended December 31, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc.	850	-	-
NY Mart MD Inc.	15,000	2,600	181,286
NYM Elmhurst Inc.	22,441	812	159,055
Spring Farm Inc.	750	-	-
Pine Court Chinese Bistro	-	-	5,854
Others	30,750	-	-
	$69,791	$3,412	$346,195

Three months ended December 31, 2018
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$-	$-	$-
Pacific Supermarket Inc.	21,945	1,530	295,344
NY Mart MD Inc.	32,836	3,560	600,776
Pine Court Sunrise, Inc.	-	-	9,647
Elhurst	8,877	860
Spring Farm Inc.	3,702		797
	$67,360	$5,950	$906,564

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the CEO of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $605,492 and $877,381 for the nine months ended on December 31, 2019 and 2018 respectively, and $201,831 and $292,460 for the three months ended on December 31, 2019 and 2018, respectively.

17. Contingent Liabilities

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

While the Lease provides that the elevator (approximate cost $400,000) and glass repairs (approximate cost $30,000) are the responsibility of the tenant, the structural repairs (approximate cost $500,000) are the landlord’s responsibility under the Lease, unless the structural damage was caused by the tenant’s misuse of the Property. In this regard Ming has retained an expert who testified the structural damage to the building was caused by long term water infiltration and is not the result of anything Ming did. Ming initially sought for the landlord to perform the structural repairs and agreed that upon completion of those repairs, Ming would repair the elevator and the broken glass. In addition, Ming asked the landlord to cooperate in permitting use of the Property as a warehouse.

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

The appeal hearing was held in July 12, 2019 and judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing specific performance. On November 5, 2019, the Appeal Count issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

Hartford Fire Insurance Company v. New York Mart Group Inc.

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,497.81for its alleged loss.The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Winking Group LLC v. New York Supermarket E. Broadway Inc.

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of $450,867. The Company is currently negotiating an agreement with the landlord to settle the case. On November 21, 2019, the Company consented to a final judgement of possession in favor of Winking Group LLC in the amount of $400,000, with $50,867 being waived by the landlord. $400,000 was paid as of December 31, 2019.

18. Subsequent Event

On December 11, 2019, iFresh Inc. (the “Company”) entered into the following agreements:

●	An agreement (the “Acquisition Agreement”) between the Company and Long Deng, the Chief Executive Officer and Chairman of the Company, pursuant to which Mr. Deng will sell his 70% interest in Dragon Seeds LLC to the Company in exchange for the Company’s common stock. The closing of the acquisition is contingent on receiving stockholder approval for the transaction and the Company’s receipt of a valuation opinion demonstrating that the fair market value of the Interest is equal to or greater than the aggregate fair market value of the consideration to be paid by the Company. Dragon Seeds LLC makes certain customary representations and warranties to the Company in connection with the Acquisition Agreement

●	An agreement (the “Purchase Agreement”) with Jian Chen pursuant to which Jian Chen agreed to purchase 6,578,948 shares of the Company’s common stock in exchange for $2,500,000. The closing of the transactions contemplated by the Purchase Agreement are contingent on the closing of the acquisition of Dragon Seeds LLC by the Company.

●	An agreement (the “Conversion Agreement”) between Mr. Deng and the Company, pursuant to which the Mr. Deng agreed to convert debt owed to him by the Company into 1,000 preferred shares of the Company’s common stock. Upon receiving stockholder approval for the conversion, the 1,000 shares of preferred stock will automatically convert into shares of the Company’s common stock.

All of the issuances and conversions of the Company’s common stock in the foregoing agreements were at a price per share of $0.38, the closing price of the Company’s common stock on December 10, 2019. As of the date of the report, these transactions are still contingent on stockholders’ approval

On January 9, 2020, the Company and Mr. Deng amended the Conversion Agreement to extend the date on which it could be completed to January 15, 2020 (see note 14). On January 13, 2020, the Company filed a Certificate of Designation creating the class of Preferred Stock required by the Conversion Agreement, and around 3 million liabilities owed to Mr. Deng were converted into 1,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has no voting rights, and will convert automatically into 9,210,526 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders. In the event of the liquidation of the Company, the Preferred Stock has a preference equal to around 3 million over the Company’s common stock. The 1,000 shares of preferred stock has been issued on January 13, 2020.

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

Recent Developments

Termination of Acquisition

On June 7, 2019, iFresh Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Xiaotai International Investment Inc. (“Xiaotai International”) and the equity holders of Xiaotai International (the “Xiaotai Shareholders”), pursuant to which, among other things and subject to the terms and conditions contained therein, iFresh would acquire all of the outstanding issued shares and other equity interests in Xiaotai International from the Xiaotai Shareholders (the “Acquisition”). Pursuant to the Exchange Agreement, in exchange for all of the outstanding shares of Xiaotai International, iFresh agreed to issue 254,813,383 shares of its common stock to the Xiaotai Shareholders. Xiaotai International operates through its variable interest entity, Zhejiang Xiaotai Technology Co. Ltd. (“Zhejiang Xiaotai”), in China.

As disclosed in a current report on Form 8-K filed on November 5, 2019, we received news regarding an ongoing investigation of Zhejiang Xiaotai by the Hangzhou Police Department, Binjiang Branch (“Hangzhou Police”) through a public notice released by the Hangzhou Police on November 3, 2019 (the “Police Report”). Zhejiang Xiaotai is alleged to have conducted illegal fundraising from the public. The report also stated that several executives of Zhejiang Xiaotai have been detained and are being held in custody.

On November 5, 2019 (the “Termination Date”), iFresh issued written notice to Xiaotai International and Xiaotai Shareholders to terminate the Exchange Agreement pursuant to section 9.1(c), (e) and (f) of the Exchange Agreement, effective immediately.

From and after the Termination Date, the Exchange Agreement will be of no further force or effect, and the rights and obligations of each party thereunder shall terminate, except for (a) any rights and obligations of the parties that are expressly designated thereunder to survive the termination of the Exchange Agreement and (b) any other rights and obligations of the parties that come into being or effect upon the termination of the Exchange Agreement.

In conjunction with the Acquisition, on June 7, 2019, iFresh and NYM Holding, Inc. (“NYM”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Go Fresh 365 Inc. (“Go Fresh”), a corporation solely owned by Mr. Long Deng, iFresh’s Chief Executive Officer. The Purchase Agreement provides for the sale of 100% of the equity interest in NYM to Go Fresh for cash consideration of $9.1 million (the “Spin-off”). Pursuant to the Purchase Agreement, one of the closing conditions of the Spin-off is that all the conditions to the obligations of each party to consummate the Acquisition described in the Exchange Agreement shall have been satisfied.

As a result of the termination of the Exchange Agreement, on November 5, 2019, iFresh, NYM and Go Fresh mutually agreed to terminate the Purchase Agreement, effective immediately.

The board of directors of the Company approved the termination of both the Exchange Agreement and the Purchase Agreement on November 5, 2019.

Nasdaq Delisting Notice

On November 6, 2019, iFresh Inc. received a letter from the Listing Qualifications Staff (the “Staff’) of The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b), which requires stockholders’ equity of $2.5 million, or a market value of listed securities of $35 million, or net income from continuing operations of $500,000, the Staff had determined not to grant an extension to allow the Company to demonstrate compliance, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and, on December 18, 2019, the Company received a letter from the Panel granting the Company’s request for continued listing on Nasdaq pursuant to an extension to evidence compliance with the Stockholder’s Equity Requirement. The Company’s continued listing on Nasdaq is subject to the Company’s timely compliance with certain interim milestones and, ultimately, the Company evidencing compliance with the Stockholders’ Equity Requirement by no later than April 15, 2020.

Forbearance Agreement

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

The Lender agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default. No subsequent agreements or amendments have been entered into.

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

iFresh’s net sales were $66.6 million and $92.7 million for the nine months ended December 31, 2019 and 2018, respectively. In terms of sales by category, Perishables constituted approximately 58% of the total sales for the nine months ended December 31, 2019. iFresh’s net loss was $6.3 million for the nine months ended December 31, 2019, a decrease of $1.5 million, or 19.4%, from $7.8 million of net loss for the nine months ended December 31, 2018. Adjusted EBITDA was $-3.1 million for the nine months ended December 31, 2019, a decrease of $1.8 million, or 36.3%, from $-4.9 million for the nine months ended December 31, 2018.

An acquisition agreement (the “Acquisition Agreement”) was entered on December 11, 2019 between the Company and Long Deng, the Chief Executive Officer and Chairman of the Company, pursuant to which Mr. Deng will sell his 70% interest in Dragon Seeds LLC to the Company in exchange for the Company’s common stock. The closing of the acquisition is contingent on receiving stockholder approval for the transaction and the Company’s receipt of a valuation opinion demonstrating that the fair market value of the Interest is equal to or greater than the aggregate fair market value of the consideration to be paid by the Company.

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

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City, payroll and related expenses decreased by $1.2 million, or 7.7% for the year ended March 31, 2019 compared the year ended March 31, 2018. Due to close of one store and change of operations in 2 stores in MA (see discussion in “net sales” section below), payroll and related expenses decreased by $2.5 million or 24% for the nine months ended December 31, 2019 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 19.6 % and 12.8% of its procurement for the fiscal year ended March 31, 2019 and nine months ended December 31, 2019, respectively. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses. Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily relied on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of December 31, 2019, two iFresh stores are under renovation and have not opened yet. iFresh incurred $449,948 in expenses for these stores for the year ended March 31, 2019. One store was under renovation for 10 months in the year of 2019 and incurred $871,709 in expense. Because these stores are being renovated, sales are affected.

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

Results of Operations for the nine months ended December 31, 2019 and 2018

	For the nine months ended December 31,		Changes
	2019	2018	$	%
Net sales-third parties	$65,005,079	$89,490,417	$(24,485,338)	(27.4)%
Net sales-related parties	1,576,985	3,186,593	(1,609,608)	(50.5)%
Total Sales	66,582,064	92,677,010	(26,094,946)	(28.2)%
Cost of sales-third parties	46,446,352	66,665,211	(20,218,859)	(30.3)%
Cost of sales-related parties	1,293,919	2,726,605	(1,432,686)	(52.5)%
Occupancy costs	4,982,329	6,118,410	(1,136,081)	(18.6)%
Gross Profit	13,859,464	17,166,784	(3,307,320)	(19.3)%
Selling, general, and administrative expenses	20,043,647	24,608,895	(4,565,248)	(18.6)%
Income from operations	(6,184,183)	(7,442,111)	1,257,928	(16.9)%
Interest expense	(1,285,559)	(1,002,127)	(283,432)	28.3%
Impairment loss	(1,100,000)	-	(1,100,000)	(100)%
Other income	2,359,213	913,678	1,445,535	158.2%
Loss before income tax provision	(6,210,529)	(7,530,560)	1,320,031	(17.5)%
Income tax provision	115,589	313,833	(198,244)	(63.2)%
Net loss	(6,326,118)	(7,844,393)	1,518,275	(19.4)%
Net loss attributable to common shareholders	$(6,326,118)	$(7,844,393)	$1,518,275	(19.4)%

Net Sales

	For the nine months ended December 31,		Changes
	2019	2018	$	%
Net sales of retail-third parties	$54,319,621	$78,736,102	$(24,416,481)	(31.0)%
Net sales of wholesale-third parties	10,685,458	10,754,315	(68,857)	(0.6)%
Net sales of wholesale-related parties	1,576,985	3,186,593	(1,609,608)	(50.5)%
Total Net Sales	$66,582,064	$92,677,010	$(26,094,946)	(28.2)%

iFresh’s net sales were $66.6 million for the nine months ended December 31, 2019, a decrease of $26.1 million, or 28.2%, from $ 92.7 million for the nine months ended December 31, 2018.

Net retail sales to third parties decreased by $24.4 million, or 31%, from $78.7 million for the nine months ended December 31, 2018 to $54.3 million for the nine months ended December 31, 2019. The decrease resulted mainly from our Quincy (Zen Store) and Boston (Ming Store), Massachusetts stores. Ming and Zen contributed $16.2 million of retail sales for the nine months ended December 31, 2018. Starting from the fiscal year 2019, these two stores experienced significantly decreased sales due to competition from newly opened grocery stores. On April 1, 2019, the Company entered into an agreement for the two stores with third parties to operate those stores, and the Company is collecting management fees from the third parties. Management fees are $40,000 per month for the first six months and $50,000 after the first six months, and the term of the agreements is 36 months. In addition, the Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventory at net book value of $1.5 million, but retains ownership of all property and equipment. The depreciation and amortization expense were approximately $420,000 for the nine months ended December 31, 2019. In addition, sales from our stores in New York City decreased by $8.9 million because 1) we closed store in Avenue U2 in early September, which contributed $5.8 million of sales for the nine months ended December 31, 2018, compared to $2.9 million of sales for the nine months ended December 31, 2019; 2), we contracted part of vegetables and fruits business to third parties in our store to improve our margin.

Our total net wholesale sales decreased by $1.7 million from $13.9 million for the nine months ended December 31, 2018 to $12.3 million for the nine months ended December 31, 2019, attributable that our sales to related parties decreased by $1.6 million from the nine months ended December 31, 2018 to the nine months ended December 31, 2019, attributable to that New York Mart Group Inc. is going out of business.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the nine months ended December 31,		Changes
	2019	2018	$	%
Cost of sales	$38,526,390	$58,921,986	$(20,395,596)	(34.6)%
Occupancy costs	4,982,329	6,118,410	(1,136,081)	(18.6)%
Gross profit	10,810,902	13,695,706	(2,884,801)	(21.1)%
Gross margin	19.9%	17.4%	2.5%	-

For the retail segment, cost of sales decreased by $20.4 million, from $58.9 million for the nine months ended December 31, 2018, to $38.5 million for the nine months ended December 31, 2019. The decrease was consistent with the decreased sales and mainly due to changes we made to Ming and Zen store in MA and close of store in Avenue U2 mentioned above. Costs decreased by 34.6%, compared to a sales decrease of 31%, leading to a higher margin, which was calculated before adding the occupancy cost to the total cost. This is expected when the strategic decision was made to contract the stores to third parties to operate.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $1.1 million, which was mainly attributable to the decreased rent from Ming and Zen stores which are operated by third parties as mentioned above and cancellation of one of the lease signed between New York Market Group with the Company’s affiliates since New York Market Group is going out of business.

Gross profit was $10.8 and $13.7 million for the nine months ended December 31, 2019 and 2018, respectively. Gross margin was 19.9% and 17.4% for the nine months ended December 31, 2019 and 2018, respectively. The gross margin for the nine months ended December 31, 2018 was lower than usual is because, in the last summer, our retail stores increased purchases from local farms instead of purchasing directly from our wholesalers, which increased our cost of sales.

Wholesale Segment	For the nine months ended December 31,		Changes
	2019	2018	$	%
Cost of sales	$9,213,881	$10,469,830	$(1,255,949)	(12)%
Gross profit	3,048,562	3,471,078	(422,516)	(12.2)%
Gross margin	24.9%	24.9%	-%	-

For our wholesale segment, the cost of sales for the nine months ended December 31, 2019 decreased by $1.3 million, or 12%, from $10.5 million for the nine months ended December 31, 2018 to $9.2 million for the nine months ended December 31, 2019. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2019.

Gross profit for the nine months ended December 31, 2019 decreased by around $423,000, or 12.2%, from $3.5 million for the nine months ended December 31, 2018 to $3.1 million for the nine months ended December 31, 2019. Gross margin was consistent in these two periods.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $20.0 million for the nine months ended December 31, 2019, a decrease of $4.6 million, or 18.6%, compared to $24.6 million for the nine months ended December 31, 2018, which was mainly attributable to the $3.5 million expense decrease from two stores in MA since we contracted these two stores in MA and we do not operate these two stores ourselves, as well as close down of one store in New York city.  In addition, one of our wholesale company is going out of business and selling, general, and administrative expenses decreased by $1.2 million.

Interest Expense

Interest expense was $1.3 million for the nine months ended December 31, 2019, an increase of $0.3 million, or 28.3%, from $ 1.0 million for the nine months ended December 31, 2018, attributable to the increased average outstanding loan balance from $19.4 from nine months ended December 31, 2018 to $20.7 for the nine months ended December 31, 2019. In addition, the Company paid approximately $150,000 of forbearance fee to Key Bank in May due to the violation of covenant.

Impairment Loss and Other income

The Company charged $1.1 million impairment loss related leasehold improvements in one closed store in New York area.

Other income was $2.4 million for the nine months ended December 31, 2019, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $1.4 million, 158.2%, from $0.9 million for the nine months ended December 31, 2018. For the nine months ended December 31, 2019, the Company collected $0.5 million of management fee from contracting Ming and Zen in MA to third parties for operation, net of rental expense the Company for these two stores. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.6 million.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax expense was around $116,000 for the nine months ended December 31, 2019, compared to $314,000 of income tax expense for the nine months ended December 31, 2018. The effective income tax rate was -1.9% and -4% for the nine months ended December 31, 2019 and 2018, respectively. For the nine months ended December 31, 2019 and 2018, the Company made reserve for deferred tax asset due to the significant loss incurred.

Net Income (loss)

	For the nine months ended December 31,		Changes
	2019	2018	$	%
Net loss	$(6,326,118)	$(7,844,393)	$1,518,275	-19.4%
Net Loss Margin	-9.5%	-8.46%	-1.04%

Net loss was $6.3 million for the nine months ended December 31, 2019, a decrease of $1.5 million, or 19.4%, from $7.8 million of net loss for the nine months ended December 31, 2018, mainly attributable to the decreased selling, general, and administrative expenses, increased other income described above, offset by decrease of gross margin. Net loss as a percentage of sales was -9.5% and -8.46% for the nine months ended December 31, 2019 and 2018, respectively.

Adjusted EBITDA

	For the nine months ended December 31,		Changes
	2019	2018	$	%
Net income	$(6,326,118)	$(7,844,393)	$1,518,275	(19.4)%
Interest expense	1,285,559	1,002,127	283,432	28.3%
Income tax provision	115,589	313,833	(198,244)	(63.2)%
Depreciation	1,590,632	1,432,173	158,459	11.1%
Amortization	236,874	236,874	-	-%
Adjusted EBITDA	$(3,097,464)	$(4,859,386)	$1,761,922	(36.3)%
Percentage of sales	-4.7%	-5.2%	0.6%

Loss before income tax, depreciation, and amortization was $3.1 million for the nine months ended December 31, 2019, a decrease of $1.8 million, as compared to income before income tax, depreciation, and amortization of $4.9 million for the nine months ended December 31, 2018, mainly attributable to the decrease in net loss resulting from decreased selling, general, and administrative expenses, increased other income described above, offset by decrease of gross margin and increased impairment loss.

Results of Operations for the three months ended December 31, 2019 and 2018

	For the three months ended December 31,		Changes
	2019	2018	$	%
Net sales-third parties	$20,546,584	$30,397,501	$(9,850,917)	(32.4)%
Net sales-related parties	346,196	906,565	(560,369)	(61.8)%
Total Sales	20,892,780	31,304,066	(10,411,286)	(33.3)%
Cost of sales-third parties	14,789,482	22,610,419	(7,820,937)	(34.6)%
Cost of sales-related parties	313,231	753,392	(440,161)	(58.4)%
Occupancy costs	1,475,420	2,276,924	(801,504)	(35.2)%
Gross Profit	4,314,647	5,663,331	(1,348,684)	(23.8)%
Selling, general and administrative expenses	5,615,974	7,429,877	(1,813,903)	(24.4)%
Loss from operations	(1,301,327)	(1,766,546)	465,219	(26.3)%
Interest expense	(326,339)	(357,301)	30,962	(8.7)%
Impairment loss	(1,100,000)	-	(1,100,000)	(100)%
Other income	708,494	321,538	386,956	120.3%
Loss before income tax provision	(2,019,172)	(1,802,309)	216,863	(12)%
Income tax provision	52,096	-	52,096	100%
Net Loss	$(2,071,268)	$(1,802,309)	$268,959	14.9%
Net Loss attributable to common shareholders	$(2,071,268)	$(1,802,309)	$268,959	14.9%

Net Sales

	For the three months ended December 31,		Changes
	2019	2018	$	%
Net sales of retail	$17,053,488	$26,980,745	$(9,927,257)	(36.8)%
Net sales of wholesale-third parties	3,493,096	3,416,756	76,340	2.2%
Net sales of wholesale-related parties	346,196	906,565	(560,369)	(61.8)%
Total Net Sales	$20,892,780	$31,304,066	$(10,411,286)	(33.3)%

iFresh’s net sales were $20.9 million for the three months ended December 31, 2019, a decrease of $10.4 million, or 33.3%, from $31.3 million for the three months ended December 31, 2018.

The decrease resulted mainly from our Quincy (Zen Store) and Boston (Ming Store), Massachusetts stores. Ming and Zen contributed $5.6 million of retail sales for the three months ended December 31, 2018. Starting from the fiscal year 2019, these two stores experienced significantly decreased sales due to competition from newly opened grocery stores. On April 1, 2019, the Company entered into an agreement for the two stores with third parties to operate those stores, and the Company is collecting management fees from the third parties. Management fees are $40,000 per month for the first six months and $50,000 after the first six months, and the term of the agreements is 36 months. In addition, the Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventory at net book value of $1.5 million, but retains ownership of all property and equipment. The depreciation and amortization expense were approximately $140,000 for the three months ended December 31, 2019. In addition, sales from our stores in New York City decreased by $4.9 million because 1) we closed store in Avenue U2 in early September, which contributed $5.8 million of sales for the nine months ended December 31, 2018, compared to $2.9 million of sales for the nine months ended December 31, 2019; 2), we contracted part of vegetables and fruits business to third parties in our store to improve our margin.

Our total net wholesale sales decreased by $0.5 million from $4.3 million for the three months ended December 31, 2018 to $3.8 million for the three months ended December 31, 2019, attributable that our sales to related parties decreased by $0.4 million from the three months ended December 31, 2018 to the three months ended December 31, 2019, attributable to that New York Mart Group Inc. is going out of business.

Cost of sales, Occupancy costs and Gross profit

Retail Segment	For the three months ended December 31,		Changes
	2019	2018	$	%
Cost of sales	$11,933,991	$20,234,411	$(8,300,420)	(41)%
Occupancy costs	1,475,420	2,276,924	(801,504)	(35.2)%
Gross profit	3,644,077	4,469,410	(825,333)	(18.5)%
Gross margin	21.4%	16.6%	4.8%

For the retail segment, cost of sales decreased by $8.3 million, from $20.2 million for the three months ended December 31, 2018, to $11.9 million for the three months ended December 31, 2019. The decrease was consistent with the sales decreased and mainly due to changes we made to Ming and Zen store in MA and close of store in Avenue U2 mentioned above. The cost decreased by 41%, compared to sales decrease of 36.8%, lead to higher margin which was calculated before adding the occupancy cost in the total cost. This was expected when the strategic decision was made to contract the stores to third parties to operate.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.8 million, which was mainly attributable to decreased rent from Ming and Zen stores which are operated by third parties as mentioned above and the cancellation of one of the lease signed between New York Market Group with the Company’s affiliates since New York Market Group is going out of business.

Gross profit was $3.6 and $4.5 million for the three months ended December 31, 2019 and 2018, respectively. Gross margin was 21.4% and 16.6% for the three months ended December 31, 2019 and 2018, respectively. The gross margin for the three months ended December 31, 2018 was lower than usual is because, in the last summer, our retail stores increased purchases from local farms instead of purchasing directly from our wholesalers, which increased our cost of sales.

Wholesale Segment	For the three months ended December 31,		Changes
	2019	2018	$	%
Cost of sales	$3,168,722	$3,129,400	$39,322	1.3%
Gross profit	$670,570	1,193,921	(523,351)	(43.8)%
Gross margin	17.5%	27.6%	-10%

For our wholesale segment, the cost of sales for the three months ended December 31, 2019 increased by $39,000, or 1.3%, from $3.13 million for the three months ended December 31, 2018 to $3.17 million for the three months ended December 31, 2019. The decrease is due to the increase tariff on imports from China, which is our main purchase coming from.

Gross profit for the three months ended December 31, 2019 decreased by around $523,000, or 43.8%, from $1.2 million for the three months ended December 31, 2018 to $0.7 million for the three months ended December 31, 2019. Gross margin decreased by 10.1% from 27.6% to 17.5%. The increase was due to the significant increase of tariff for imports from China as mentioned above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses was $5.6 million for the three months ended December 31, 2019, a decrease of $1.8 million, or 24.4%, compared to $7.4 million for the three months ended December 31, 2018, which was mainly attributable to the $1.6 million expense decrease from two stores in MA since we contracted these two stores and we do not operate these two stores ourselves, as well as close down of one store in New York city.  One of our wholesale company is going out of business and selling, general, and administrative expenses decreased by $0.3 million.

Interest Expense

Interest expense was $326,339 for the three months ended December 31, 2019, a decrease of $30,962, or 8.7%, from $357,301 for the three months ended December 31, 2018, primarily attributable to the decreased average loan balance from $21.9 million for the three months ended December 31, 2018 to $20.3 million for the three months ended December 31, 2019.

Impairment loss and Other income

The Company charged $1.1 million impairment loss related leasehold improvements in one closed store in New York area.

Other income was $0.7 million for the three months ended December 31, 2019, an increase of $0.4 million, or 120.3%, from $0.3 million for the three months ended December 31, 2018. For the three months ended December 31, 2019, the Company collected $0.3 million of management fee from contracting Ming and Zen in MA to third parties for operation. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.2 million.

Income Taxes Provision

The Company is subject to U.S. federal and state income taxes. Income tax was $52,096 for the three months ended December 31, 2019, an increase of $52,096, or 100%, compared to $0 of tax for the three months ended December 31, 2018. For the three months ended December 31, 2019, the Company made reserve for deferred tax asset due to the significant loss incurred.

Net Income (loss)

	For the three months ended December 31,		Changes
	2019	2018	$	%
Net loss	$(2,071,268)	$(1,802,309)	$(268,959)	14.9%
Net Profit Margin	(9.91)%	(5.76)%	(4.15)%

Net loss was $2.1 million for the three months ended December 31, 2019, a decrease of $0.27 million, or 14.9%, from $1.8 million of net loss for the three months ended December 31, 2018, mainly attributable to the increase in gross margin and decrease in selling, general, and administrative expenses and lower interest expenses, as described above.

Adjusted EBITDA

	For the three month ended December 31,		Changes
	2019	2018	$	%
Net loss	$(2,071,268)	$(1,802,309)	$(268,959)	14.9%
Interest expense	326,339	357,301	(30,962)	(8.7)%
Income tax provision	52,096	-	52,096	100%
Depreciation	497,060	488,688	8,372	1.7%
Amortization	78,958	101,771	(22,813)	(22.4)%
Adjusted EBITDA	$(1,116,815)	$(854,549)	$(262,266)	31%
Percentage of sales	(5.3)%	(2.7)%	(2.6)%

Adjusted EBITDA loss was $1.1 million for the three months ended December 31, 2019, an increase of $0.3 million, or 31%, as compared to $0.9 million of EBITDA loss for the three months ended December 31, 2018, mainly attributable to increased net loss of approximately $0.3 million. The ratio of Adjusted EBITDA to sales was (5.3)% and (2.7)% for the three months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, iFresh had cash and cash equivalents of approximately $0.7 million. iFresh had operating losses for the nine months ended December 31, 2019 and had negative working capital of $26.1 million and $21.6 million as of December 31, 2019 and March 31, 2019, respectively. iFresh had negative equity of $1.0 million as of December 31, 2019 and March 31, 2019. The long-term KeyBank loan of $20.1 million has been presented as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of December 31, 2019, the Company has outstanding loan facilities of approximately $20.1 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of December 31, 2019. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $4.8 million of advances and receivables from related parties that we intend to collect or acquire, and these advances and receivables will be used to offset part of the acquisition consideration for such related parties.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of December 31, 2019, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the nine months ended December 31, 2019 and 2018.

	For the nine months ended December 31,
	2019	2018
Net cash used in operating activities	$(3,159,656)	$(7,107,612)
Net cash provided by (used in) investing activities	(1,578,103)	7,795
Net cash provided by financing activities	4,342,311	8,032,617
Net Increase (decrease) in cash and cash equivalents	$(395,448)	$932,800

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $3.2 million for the nine months ended December 31, 2019, a decrease of $4.0 million, or 56%, compared to $ 7.1 million used in operating activities for the nine months ended December 31, 2018. The decrease was a result of a decrease of net loss of $1.5 million, impairment loss of $1.1 million and an increase of $1.7 million from change of working capital mainly resulting from decrease from inventory and tax payable.

Investing Activities

Net cash used in investing activities was approximately $1.6 million for the nine months ended December 31, 2019, an increase of approximately $1.6 million, compared to approximately $8,000 provided by investing activities for the nine months ended December 31, 2018. The increase was primarily attributable to the decrease of $3.0 million net cash collected from related party, offset by decrease of in acquisition of property and equipment in 2019 of $1.5 million.

Financing Activities

Net cash provided by financing activities was approximately $4.3 million for the nine months ended December 31, 2019, which mainly consisted of cash received from capital contribution of $4.4 million, and cash received from issuance of stock of $1.5 million, offset by net cash paid for bank loans of $1.3 million, $194,000 cash paid notes payable, and capital leases. Net cash provided from financing activities was $8.0 million for the nine months ended December 31, 2018, which mainly consisted of net cash flow from bank loans of $5.7 million, cash received from issuance of stock of $3.7 million, offset by $208,000 cash paid for notes payable and capital leases and repayment on term loan of $1.2 million.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of December 31, 2019.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of December 31, 2019.

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

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Key Bank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default. This second forbearance period has expired and discussion between Key Bank and the new counsel of NYM Holding is in process.

The Company has been repaying this facility in accordance with its terms. The financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12-month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2019 and March 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan.

While KeyBank has not yet acted to accelerate payment of the facility, KeyBank considers the Company to be in default and will not make any further advances under the Credit Facility until the Company comes into compliance with the Credit Agreement.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2019:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$20,113,172	$1,548,793	$18,564,379	$—	—
Estimated interest payments on bank loans	1,072,046	496,351	575,695	—	—
Notes payable	144,614	78,835	65,779		—
Capital lease obligations including interest	521,465	174,863	300,654	45,948	—
Operating Lease Obligations(1)	88,425,615	8,544,127	16,565,053	15,675,125	47,641,310
	$110,276,912	$10,842,969	$36,071,560	$15,721,073	$47,641,310

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $59,839,700 of operating lease assets and $66,554,892 operating lease liabilities on the consolidated balance sheet as of December 31, 2019. See Note 12 for additional information.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

The appeal hearing was held in July 12, 2019 and judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing specific performance. On November 5, 2019, the Appeal Count issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

Hartford Fire Insurance Company v. New York Mart Group Inc.

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

Winking Group LLC v. New York Supermarket E. Broadway Inc.

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of $450,867. The Company is currently negotiating an agreement with the landlord to settle the case. On November 21, 2019, the Company consented to a final judgment of possession in favor of Winking Group LLC in the amount of $400,000, with $50,867 being waived by the landlord. $400,000 have been paid as of December 31, 2019.

Regulatory Compliance

On November 6, 2019, iFresh Inc. received a letter from the Listing Qualifications Staff (the “Staff’) of The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon the Company’s continued non-compliance with Nasdaq Listing Rule 5550(b), which requires stockholders’ equity of $2.5 million, or a market value of listed securities of $35 million, or net income from continuing operations of $500,000, the Staff had determined not to grant an extension to allow the Company to demonstrate compliance, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and, on December 18, 2019, the Company received a letter from the Panel granting the Company’s request for continued listing on Nasdaq pursuant to an extension to evidence compliance with the Stockholder’s Equity Requirement. The Company’s continued listing on Nasdaq is subject to the Company’s timely compliance with certain interim milestones and, ultimately, the Company evidencing compliance with the Stockholders’ Equity Requirement by no later than April 15, 2020.

Item 1A. Risk Factors.

There have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 and the Quarterly Reports on Form 10-Q for June 30, 2019 and September 30, 2019 (the “Previous Reports”). Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Previous Reports, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Previous Reports. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

Additionally, the financial covenants of the KeyBank loan require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation, and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2019, the Company has negative EBITDA, thus the ratio was negative and the Company was not in compliance with the financial covenants of the KeyBank loan. In addition, on February 7, 2019, the Company received a notice from Keybank indicating Keybank does not consent to the transaction contemplated by the Share Purchase Agreement by and between Long Deng and HK Xu Ding Co. Limited and that the monthly principal and interest payment amount shall be adjusted to $155,872.35 to fully amortize the current outstanding principal balance of the loan over the number of months remaining on the original ten year amortization period at the interest rate now in effect.

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

The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default. No subsequent agreement or amendment was entered into.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On February 12, 2020, the Board of Directors of iFresh Inc, (the “Company”) appointed Chang Kao (Eddie) Chiang to be the Company’s Chief Financial Officer.

Mr. Chang Kao Chiang served as the Chief Executive Officer of Royal Dynasty International Holding Company Limited, which is a company of chain catering management platform and its subordinate companies, from September, 2016 to the present. From February 2012 to December 2017 he also served as the Chief Executive Officer of La Kaffa International CO., LTD., a Taiwan-based company principally engaged in provision of chain catering services. He has served as the president of several listed companies DELTAMAC (TAIWAN) CO., LTD (from October 2007 to December 2011), and Asia One home video (from September 2006 to December 2011),. Mr.Chiang obtained a Master of Business Administration in the United Kingdom from Dartley University and a Bachelor of Economics from University of Chicago.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Acquisition Agreement dated December 11, 2019 between iFresh Inc., Long Deng and Dragon Seeds LLC

10.2	Stock Purchase Agreement dated December 11, 2019 between iFresh Inc. and Jian Chen

10.3	Debt Conversion Agreement dated December 11, 2019 between iFresh Inc. and Long Deng

10.4	Amendment to Debt Conversion Agreement, dated January 9, 2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iFresh, Inc.

Date: February 14, 2020	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Chang Kao Chiang
Chang Kao Chiang
Chief Financial Officer (Principal financial and accounting officer)