Form 10-K
period 2020-03-31
iFresh Inc
filed 2020-08-13
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

(718) 628 6200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	Trading Symbol (s)	(Name of exchange on which registered)
Common Stock, Par Value $0.0001 Per Share	IFMK	NASDAQ Capital Market

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

The aggregate market value of the 8,617,858 voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $16 million as of September 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the Registrant’s common stock on such date of $1.86 per share.

There were a total of 25,194,085 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 06, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Note Regarding Reliance on SEC Order

The Company filed its Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”) after the June 29, 2020 deadline applicable to the Company for the filing of its Annual Report on Form 10-K in reliance on an order issued by the U.S. Securities and Exchange Commission dated on March 25, 2020 (Release No. 34-88465) (the “SEC Order”), providing conditional relief to public companies that were unable to timely comply with their filing obligations as a result of the outbreak of COVID-19.

On June 12, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K) to indicate its intention to rely on the SEC Order to extend the due date for the filing of its Annual Report on Form 10-K until August 13, 2020 (45 days after the original due date) because the outbreak of COVID-19 posed a significant impact on the Company’s ability to file on a timely basis its Annual Report on Form 10-K and thus the Annual Report would not be completed by the filing deadline due to insufficient time to facilitate the internal and external review process.

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

The Borrower is not current in its payments to Keybank. As of June 30, 2020 we owe $21,266,149 to Keybank.

Our principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Our ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. In addition, if Keybank accelerates the loan, we may be forced to declare bankruptcy. These conditions raise substantial doubt as to our ability to remain a going concern.

Acquisitions

An agreement (the “Acquisition Agreement”) between the Company and Long Deng, the Chief Executive Officer and Chairman of the Company, pursuant to which Mr. Deng will sell his 70% interest in Dragon Seeds LLC to the Company in exchange for the Company’s common stock. The closing of the acquisition is contingent on receiving stockholder approval for the transaction and the Company’s receipt of a valuation opinion demonstrating that the fair market value of the Interest is equal to or greater than the aggregate fair market value of the consideration to be paid by the Company. Dragon Seeds LLC makes certain customary representations and warranties to the Company in connection with the Acquisition Agreement. Subsequently on June 1, 2020, Long Deng entered into an agreement with a third party individual, Yiliang Liu and sold his 20% interest in Dragon Seeds LLC to Yiliang Liu for $2 million. As of the date of the report, these transactions are still contingent on stockholders’ approval.

In April 2020, we acquired 70% of Xiamen DL Medical Technology Co, Ltd., a People’s Republic of China company, in exchange for $600,000 in cash and 900,000 shares of our common stock. After the acquisition, iFresh began to produce self-branded disposable masks, N95 masks and KN95 masks. These masks will be sold both online and in iFresh stores once we launch production in the fourth quarter of 2020.

In April 2020, we acquired 100% equity interests in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) in exchange for the issuance in the aggregate of 3,852,372 shares of common stock of the Company and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to the sellers, resulting in Target Companies becoming our indirect wholly-owned subsidiaries. These companies are engaged in the business of manufacturing and selling rice liquor products and herbal rice wine products.

On August 6, 2020, iFresh Inc. (the “Company”) entered into an agreement (the “Acquisition Agreement”) with Zhang Fei and Liu Meng (collectively, the “Sellers”) and Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (the “Target” or “Jiuxiang”), pursuant to which the Sellers will sell their 100% interest in the Target to the Company in exchange for 5,036,298 shares of the Company’s common stock and 1,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series C Preferred Stock will be converted into 1,916,781 shares of the Company’s common stock。Jiuxiang is a technology company that engages in supply chain financial services, integrated payment systems, and prepaid card marketing systems.

Sale of Securities

On April 6, 2020, we issued an aggregate of 1,783,167 shares of the Company’s common stock (the “Shares”) to two investors for a purchase price of $1.402 per share and gross proceeds of approximately $2.5 million pursuant to a purchase agreement entered into by and among us and the investors on March 25, 2020.

Impact of Covid-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in area under stay-at-home orders since mid-March 2020. The Company had to operate under reduced hours including closure of the stores located in in Brooklyn, New York and in Flushing, New York, where are with high population and at high risk of infection during April peak period. This has significantly impacted our sales, profit and cash flow.

Starting from March 2020, the Company started online grocery delivery service in New York City and Long island, and expanded its online grocery delivery service to Florida, Maryland and Massachusetts in May 2020

Overview and History

iFresh, through its wholly owned subsidiary, NYM, is a fast growing Asian/Chinese grocery supermarket chain in the North Eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, it has targeted the Chinese and other Asian populations (collectively, the “Asian Americans”) in the U.S. with a deep cultural understanding of its consumers’ unique consumption habits. iFresh currently has nine retail supermarkets  across New York, Massachusetts and Florida, with over 4,938,600 sales transactions in the fiscal year ended March 31, 2020. NYM also has one store under construction which is expected to open in the first quarter in 2021 In addition to retail supermarkets, iFresh operates one in-house wholesale business, Strong America Inc. (“Strong America”), that offer more than 6,000 wholesale products and service to iFresh retail supermarkets and over 1,000 external customers including wholesale stores, retail supermarkets and restaurants. iFresh has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of popular vegetables, fruits and seafood. iFresh’s wholesale business and long term relationships with various farms insulate iFresh from supply interruptions, allowing it remain competitive even during difficult markets.

Based on management’s understanding of the Asian American market, iFresh aims to satisfy the increasing demands of Asian Americans, whose purchasing power has been growing rapidly, for fresh and unique produce, seafood and other groceries that are not found in mainstream supermarkets, such as produce like Shanghai baby bok choy, snap bean, winter gourd, baby Chinese kale, longyan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese specialty groceries like soy sauce, sesame oil, oyster sauce, bean paste, Sriracha, tofu, noodles and dried mushrooms. With an in-house logistics team and strong relationships with farms, iFresh is capable of offering high quality specialty perishables at competitive prices. Specialty produce, live seafood and other perishables constituted 54.4% of iFresh’s total retail sales during the fiscal year ended March 31, 2020.

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

On July 13, 2017, the Company acquired assets from Mia Supermarket in Orlando FL, a 20,370 square-foot grocery store located at 2415 E. Colonial Drive, from Michael Farmers Supermarket, LLC. The new store, which is called iFresh East Colonial, is the first iFresh store in Orlando and the second in Florida. iFresh acquired the supermarket for $1,050,000 in cash. The purchase included property and equipment, and inventory of the old store. The Company did not assume any liabilities. The store started to operate in August 2017.

Also on July 13, 2017, the Company acquired all of the shares of iFresh Glen Cove Inc. (“Glen Cove”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for 50,000 shares of the Company’s common stock. The transaction was approved by the Company’s Board of Directors and the price was agreed to be based upon a review of the assets and financial statements of Glen Cove. Glen Cove is setting up a 22,859 square-foot brand new grocery store in Garden City, New York located at 192 Glen Cove Road, within the Roosevelt Field Mall business district. This was the Company’s first store in Long Island and the sixth in New York. The store commenced in January, 2019but was closed in June 2019 due to poor sales performance.

On October 2, 2017, the Company acquired all of the shares of New York Mart CT, Inc. (“NYM CT”) from Long Deng, the Company’s Chairman and Chief Executive Officer, for $3,500,000. The store is currently under renovation and the Company expects the Connecticut store to open in spring 2021.

Also on October 2, 2017, the Company acquired all of the shares of New York Mart N. Miami Inc. (“NYM N. Miami”) from Long Deng, the Company’s Chairman and Chief Executive Officer, and Yang Yu Gao for $3,500,000 and 45,000 shares of the Company’s common stock. The store opened in January 2020.

In September 2019, the company closed New York Mart Ave U2 Inc. store, in Brooklyn, New York, due to continually poor performance in operating.

iFresh currently operates nine (9) retail super markets and one (1) wholesale facility within the United states. iFresh plans to strategically expand along the I-95 corridor and eventually operate super markets in all states on the east coast.

In April 2020, we acquired 70% of Xiamen DL Medical Technology Co, Ltd., a People’s Republic of China company, in exchange for $600,000 in cash and 900,000 shares of our common stock. After the acquisition, iFresh began to produce self-branded disposable masks, N95 masks and KN95 masks. These masks are being sold both online and in retail stores of iFresh.

In April 2020, we acquired 100% equity interests in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) in exchange for the issuance in the aggregate of 3,852,372 shares of common stock of the Company and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to the sellers, resulting in Target Companies becoming our indirect wholly-owned subsidiaries. These companies are engaged in the business of manufacturing and selling rice wine products and herbal rice wine products.

Grocery Business

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

iFresh’s net sales were $89.5 and $125.4 million for the years ended March 31, 2020 and 2019, respectively. iFresh’s net loss was $8.3 million for the year ended March 31, 2020, a decrease of $3.7 million, or 31.0%, from $12 million of net loss for the year end March 31, 2019. Adjusted EBITDA was negative $4.2 million for the year end March 31, 2020, a decrease of $3.6 million, or 46.1%, from negative $7.8 million for the year end March 31, 2019. For additional information on Adjusted EBITDA, See the section entitled “iFresh’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA,” beginning on page 43.

In terms of sales by category, perishables, including vegetables, seafood, meat, fruit and hot food (collectively, the “Perishables”), constituted approximately 54.4% of iFresh’s total annual retail sales during the fiscal year ended March 31, 2020. Within this category, vegetables and seafood constituted 32.0% of overall annual retail sales.

The table and graph below depicts sales of iFresh by category for the fiscal year ended March 31, 2020:

Figure 1 Sales by Category

Industry and Market Analysis

Grocery Shopping Habits of Target Market

Buy Fresh — Asian Americans, of which Chinese Americans constitute a significant percentage, typically purchase fresh, perishable food, according to Nielsen’s Asian-American Consumer 2015 Report1. Unique cooking styles of Asian Americans, such as steaming, wokking and shared hot-pot cooking, require fresh ingredients not commonly found in the U.S. Asian Americans purchase Perishables that are all over-index compared with that of general U.S. population. For example, Asian Americans purchase fresh seafood 50% more frequently than the general market and spend 147% more on the category than non-Asian Americans in the total U.S. population. Asian Americans purchase fresh vegetables 26% more frequently than non-Asian American consumers and spend 62%more than the total U.S. population. Additionally, Asian Americans purchase fresh fruit 11% more frequently than non-Asian Americans and spend 27% more than the total U.S. population. Consistent with the foregoing, iFresh’s fresh seafood, fresh vegetables and fresh fruit in the aggregate contributed 39.6% to iFresh’s total sales as of March 31, 2020.

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

Current Industry Landscape

Highly Fragmented and unsophisticated competitors — We consider the markets we participate in to be highly fragmented. There is no recognized industry leader nationwide. Most market participants are small players with a single store run by family members catering to the local market11, meaning that the bulk of competitors are unsophisticated. Because of this, iFresh believes that most of its competitors are unable to take advantage of economies of scale, modern management, in-house wholesales facility and logistics which distinguishes iFresh from its competitive peers. The reality of low market concentration and unsophisticated competitors gives iFresh the opportunity to consolidate the market and cement its dominant market position.

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

iFresh’s Business Model

iFresh’s business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. iFresh has its own wholesale business, Strong America, which supplies one third of the items sold in its retail supermarkets with nine self-owned brands, including Family Elephant, Feiyan and Green Acre, and an exclusive distributorship for seven famous foreign brands such as Shuang Deng, You Joy, Bai Lu and Gu Yue Long Shan. For many years, iFresh has worked with farms that mainly grow Chinese specialty vegetables and fruits and supply the most popular yet hard-to-source vegetables and fruits directly to iFresh supermarkets and maintains long-term and stable relationships with them. iFresh centralizes purchases through one of its wholesale facilities by making quarterly purchase plans and placing weekly order with farms. The long-term relationships with farms and the central purchase management system secure its supply of the most popular vegetables and fruits, even though iFresh doesn’t have any long-term contractual relationships with its farm suppliers. Working with its vendors, iFresh can respond to market trends to avoid supply interruption in high seasons. iFresh has a diversified vendor base and has established sustainable relationships during its 20-year history in this niche market sector.

iFresh’s wholesale business, Strong America, provides more than 6,000 wholesale products and services to iFresh’s retail supermarkets and over 1,000 external customers throughout the United States. Such external customers include, but are not limited to, wholesale stores, retail supermarkets and restaurants. Strong America mainly provides grocery products and services to iFresh retail store and external supermarkets, and it will also focus on supplying fresh perishable items to retail supermarkets. Strong America owns nine exclusive distributorship rights and iFresh’s six self-owned brands. Strong America acquired its self-owned brands from third parties and integrated them into its wholesale catalog. The six self-owned brands cover rice, noodles, seasonings (including Chinese spices), frozen vegetables, frozen seafood, and frozen dumplings, which are all popular daily staples for Chinese and other Asian consumers in the United States. Strong America imports over 2,000 items from all over Asia, with products from mainland China, Thailand and Taiwan making up 95% of its total imports. Strong America not only secures the supply of products for iFresh’s retail business, but also offer significant synergies in iFresh’s operations.

Produce and groceries are delivered to iFresh supermarkets in New York, Massachusetts and Florida on a daily basis from iFresh’s wholesale facility, farm partners and external vendors as directed by iFresh’s in-house logistics system. iFresh has an 80,000 square foot warehouse in Long Island City, New York, which serves as its regional distribution center for imported and frozen products. For live seafood or produce, the in-house logistics team uses hibernation technology and the cold-chain network to best ensure freshness from farm to shelf.

With nine retail supermarkets in New York, Massachusetts and Florida, mainly in Chinatowns or city centers, and average store sizes over 10,000 square feet, iFresh has over 4.9 million annual sales transactions.  At the same time, iFresh continues to reach out to the growing Asian American population living in suburban areas through its online shopping and delivery initiative. iFresh also has successfully exported live lobsters to China, which bears the potential to ignite the demand of a large market.

The graph below depicts iFresh’s business model and its vertically integrated structure:

Figure 2 Business Model of iFresh

iFresh’s Competitive Strengths

Well Recognized Brand in Niche Market

iFresh capitalizes on its established brand and reputation in the following respects:

i. Benefit from cost efficiency and economies of scale:

Unlike many of its direct competitors which are family-owned single stores, iFresh has 9 retail supermarkets. With larger supplies and strong sales, iFresh is often approached by third party vendors and capable of getting competitive prices for a wide range of items. This corporate structure coupled with its wholesale facility further enables iFresh to best deploy its experienced staff to coordinate stock and to make the most use of its infrastructure and distribution network.

ii. Strong negotiation power with vendors and competitors

iFresh is often approached by third party vendors and capable of getting competitive price due to its chain store structure and sustainably strong sales performance. iFresh’s in-house wholesale facility is influential in Chinese and Asian goods importing and wholesale industries. At least five of iFresh’s largest direct competitors are also its clients for imported goods, frozen seafood and other frozen products. Additionally, iFresh’s long-standing relationship with farms in New Jersey and Florida reduce its reliance on external vendors. We believe the iFresh brand, scale, in-house wholesale facility and long-standing relationship with farm partners shaped its negotiation power with vendors and competitors.

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

Strong Vendor Management

i. Capability to source globally

iFresh has global sourcing capability mainly through Strong America. In the aggregate, Strong America imports over 2,000 items from all over Asia. The top three importing countries are China, Thailand and Taiwan, making up 95% of total imports. Strong America supplies 15.3% of total goods, in which 8.4% are imported goods, sold in iFresh retail supermarkets at attractive prices.

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

Table 2 Exclusive Distributorship

Company	Name	Trademark	Products	Exclusive Region
Strong America	ShuangDeng(1)		Cooking Wine	East America, Central and South America
Strong America	Gu Yue Long Shan(2)		Yellow Wine	North America
Strong America	Bai Lu(1)		Rice Noodles	East America, Central and South America
Strong America	You Joy(5)		Seasonings and spices	East Coast of the U.S., Midwestern U.S. and Central and South America
Strong America	Hao Ren Jia(6)		Seasonings and spices	U.S. East Coast
Strong America	Da Hong Pao(6)		Seasonings and spices	U.S. East Coast
Strong America	Bei Da Huang(7)		Beans	U.S. East Coast
Strong America	Sister Ma Kitchen		Beans	U.S. East Coast
Strong America	BaiweiZhai		Seasonings and spices	U.S. East Coast
iFresh Inc.	Yiling Pharmaceutical		Dietary Supplement	U.S

(1)	Strong America has an exclusive distribution agreement with Fujian International Trade Development Company, Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Shuang Deng” and “Bai Lu” for East America, Central America and South America for a period of five years from October 1, 2015 to September 30, 2020. The agreement can be renewed six months before expiration with the consent of both parties.

(2)	Strong America entered an exclusive distribution agreement with Zhejiang Gu Yue Long Shan Wine Co., Ltd. since January 1, 2015, which granted Strong America exclusive distribution rights for the products registered under the brand of “Gu Yue Long Shan” for North America. Under the consent of both parties, Strong America is currently the sole distributor of “Gu Yue Long Shan” within the North America Region.

(3)	Strong America has an exclusive distribution agreement with Sichuan Youjia Foodstuffs Co., Ltd., which granted Strong America exclusive distribution right for the products registered under the brand of “You Joy” for the East Coast of the U.S., Midwestern U.S. and Central and South America since January 1, 2015. The agreement can be renewed six months before expiration with consents of both parties. Strong America agreed to make annual purchases of over RMB 2,200,000 under this agreement.

(4)	Strong America has an exclusive distribution agreement with Sichuan Teway Food Group Co., Ltd., which granted Strong America exclusive distribution rights for the products registered under the brands of “Hao Ren Jia” and “Da Hong Pao” for the region of East Coast of America for a period of three years from June 1, 2020 to May 31, 2022. The agreement can be renewed six months before expiration with consents of both parties.

(5)	Strong America has extended the exclusive distribution agreement with Beidahuang (Dalian) Ouya International Trade Co., Ltd. (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Bei Da Huang” for the East Coast of America for a period of three years from August 1, 2020 to August 1, 2023.

(6)	Strong America has an exclusive distribution agreement with Sichuan Zigong Baiweizhai Food Limited Liability Company (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Baiweizhai” for the East Coast of America for six month from May 6, 2020 to December 31, 2020.

(7)	Strong America has an exclusive distribution agreement with Hebei Sister Ma Food Co., Ltd. (CHINA), which granted Strong America exclusive distribution rights for the products registered under the brands of “Sister Ma Kitchen” for the East Coast of America for two years from June 8, 2020 to June 7, 2022.

(8)	iFresh Inc. has an exclusive distribution agreement with Yiling Pharmaceutical Co., Ltd (CHINA), which granted iFresh Inc. exclusive distribution rights for the products registered under the brands of Lianhua Qingwen Plus Dietary Supplement Capsules in the U.S. for 1 year from June, 2020 to June, 2021.

ii. Self-owned brands for target customers at competitive prices

Since 2011, Strong America, iFresh’s wholesale facility, established ten brands, covering items such as rice, noodles, Chinese spices and seasonings, frozen vegetables, frozen seafood, and frozen dumplings. They are all popular sellers because they are staples for iFresh’s target customers. iFresh believes that these self-owned brands enable it to enjoy competitive sourcing price, protect it from source and sale interruption, and enhance its negotiating power with existing competitors and new entrants. Also, iFresh Inc. registered its own name as the brand of the supermarket chain stores. The table below provides details regarding iFresh’s self-owned brands.

Table 3 Self-owned brands

Company	Name	Trademark	Products	Registration Number	Date Registered
Strong America	Family elephant		Rice and rice products	4839414	10/27/2015
Strong America	Feiyan		Chinese noodles, Chinese rice noodles, noodles vermicelli	3945424	4/12/2011
Strong America	Green Acre		Dried beans, dried fruit and vegetables, frozen vegetables	4933029	4/5/2016
Strong America	Golden Smell		Processed vegetables and fruits; Noodles, seasoning, edible oil and flavoring combined in unitary packages; Beauty beverages, namely, fruit juices and energy drinks	5035326	12/31/2015
Strong America	Redolent		Rice porridge, namely, congee	N/A	Pending

iFresh Inc.	I FRESH		Supermarkets	88901375	5/5/2020

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

[12]	WeChat is a popular social media among Chinese speaking communities.

Figure 4 Future Expansion Plan

iFresh will continue targeting stores averaging over 10,000 square feet. Based on its experience, iFresh expects that the average investment per store will be $2.0 million to $3.0 million and that the conversion period will be about 2 years, which means it will take about 2 years on average for newly acquired stores to enter into normal sales scale and profitability. In the aggregate, iFresh will need approximately $10 million of capital in addition to its cash flow in place for the year ended March 31, 2021  to fully execute the physical acquisitions, online platform development and new-store openings in the future.

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

iFresh has a significant focus on perishable product categories which include vegetables, seafood, fruit, meat and prepared foods. In fiscal year ended March 31, 2020, the perishable categories contributed approximately 54.4% to iFresh’s total net sales, in alignment with the space occupancy of perishables. The top three sales generators are vegetables, seafood and meat as shown in Table 4 below. iFresh’s focus on perishables came from its years of research and analysis of target customer’s shopping preferences. This also echoed well with conclusions given in Nielsen report that Asian and Chinese Americans prefer to buy fresh and shop for seafood and vegetables most often.

With respect to non-perishables, iFresh has over 6,600 grocery products on shelf ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. With a small-box format, iFresh is highly selective in its grocery offerings and is flexible enough to remove unprofitable or poor-selling items quickly. 95% of iFresh’s imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originated from east and south-east Asia. In fiscal year ended March 31, 2020, the non-perishable grocery category contributed approximately 45.6% to iFresh’s total Net Sales and realized a markup of 38.8% on average for the year ended March 31, 2020.

The table below depicts the components of net sales and gross margin in detail as of March 31, 2020:

Table 4 Contribution of Categories

Category	Net Sales %	Markup %
Vegetables	15.1%	46.6%
Seafood	16.9%	23.0%
Meat	11.6%	36.8%
Fruit	7.6%	32.6%
Hot Food	3.2%	33.9%
Perishable Total/Average	54.4%	33.0%

Grocery	45.6%	38.8%

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

Marketing and advertising

iFresh believes its unique offerings, competitive price of popular produce, and word-of–mouth are major drivers of store sales. Apart from word-of-mouth, iFresh advertises using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. iFresh also promotes its stores on its official website, uses an electronic newsletter, and/or inserts sales flyers in local Chinese newspapers or magazines on a monthly or weekly basis. iFresh’s online business is marketed mainly on its official website and on WeChat, the most widely-used mobile social app among Chinese immigrant. As of the fiscal years ended March 31, 2020 and 2019, iFresh recognized $431,355 and $410,671 for marketing and advertising expenses, respectively. Overall, iFresh utilized a mixed marketing and advertising methods to enhance iFresh brand and sales, to regularly communicate with its target customers and to strengthen its ability to market new and differentiated products.

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

Liquor Business

In April 2020, we acquired 100% of the equity interests in each of Hubei Rongentang Wine Co., Ltd. (“Wine Co.”) and Hubei Rongentang Herbal Wine Co., Ltd. (“Herbal Wine Co.”). Wine Co. is engaged in the business of manufacturing and sales of rice liquor products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal rice liquor products. These liquor products are called “Baijiu” in Chinese made from rice, which are popular in China and among oversea Chinese populations.

Wine Co. has an automatic filling production line with an annual production capacity of 5,000 tons of liquor products at a 1,000 square-meter facility.  Herbal Wine Co. has an automatic filling production line with an annual production capacity of 6,000 tons of herbal liquor products.

The companies have three major product lines, branded as “ Shi”, “Jian” and “Guo”.

Market

The spirits market in China is flourishing and highly competitive. Spirits in China is dominated by baijiu. Niulanshan Er Guo Tou, as a representative of lower mid-range local spirits, led overall spirits in total volume terms in 2018, followed by Jing Jiu and Classic Blue Haizhilan. Baijiu’s popularity in the country of 1.4 billion people makes it the world’s most consumed spirit—10.8 billion liters were sold in 2017, according to an analysis by the International Wines and Spirits Record (IWSR).

According to Baijiu Market in China 2017-2021 published by Technavio, one of the positive trends of the baijiu market in China is the increasing export of baijiu to the US and European countries. The increasing demand for baijiu in the US has led to the opening of cafes offering only baijiu drinks in the US. In 2016, the export of baijiu from China increased by about 90% as compared to 2015, which is likely to increase during the forecast period.

Distribution

We market our rice liquor products through online platforms, such as Chaohaigou, Jiayoubei and Taobao, sales agents and our distribution network to local stores. We market and sell our herbal liquor products by collaborating with hospitals and pharmacies. We also sell our herbal liquor products directly to end customers. We plan to begin exporting our liquor products to the United States by the end of 2020.

Face Mask Business

Xiamen DL Medical Technology Co, Ltd is our newly acquired subsidiary that produces face masks in China founded in March 2020. Its core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, cotton spinning processing. We have built our production lines from scratch, with an estimated aggregate annual output of 5 million masks. We have one medical mask production line, which we expect, once operational, can handle a daily capacity of up to 30,000 masks, and two non-medical mask production lines, with an output capacity of up to 400,000 masks per day. We expect to launch the medical mask production from these production lines in the fourth quarter of 2020.

Xiamen DL is expected to provide medical masks to the extent that the demand for personal protective equipment remains strong. The mask has already been FDA registered and in the process of applying for NIOSH and FDA 510K certification. The company is applying for China’s certificate and licenses in the medical device and technology area. Once the further licenses are approved, the company is expected to receive more orders from institution, hospitals and governments and will also increase its exports to US, Japan and Europe.

Brand Names and Models

1.	FDA Registered Disposable Face Mask

2.	FDA Registered KN95

Market and Industry Analysis

The increasing incidence of coronavirus across the world has had a huge impact on market growth. The global medical mask market size was USD 2.15 billion in 2019 and is projected to reach USD 4.11 billion by 2027, exhibiting a CAGR of 8.5% during the forecast period. Due to the COVID-19 pandemic, the health departments of several countries have issued guideline to increase awareness and promote usage of the protective masks.

Competition

The global market is highly fragmented as many emerging market players focusing to meet the supply-demand balance of the industry. Some top players such as 3M, Kimberly Clark and Honeywell lead the market. However, the emergence of the coronavirus epidemic has led to robust demand in the medical mask market.

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

Properties

iFresh’s headquarters has been located in Long Island City since 1999. The head office is leased at current market rate from a real estate company in which our Director and Chief Executive Officer, Long Deng, has a significant equity interest. The headquarter and the attached warehouse spaces are located in a desirable area in New York City’s up and coming Hunters Point neighborhood. We believe that the space can be easily rented to or sold to any third party if not used by us. All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases averaging approximately 7.6 years. Three of the ten current leases have remaining periods of at least 10 years; and the rest three current leases come with a renewal option ranging from 10 to 20 years. New York Mart Group rents 20,000 square feet of storage from third parties, while Strong America rents 60,000 square feet of storage from a real estate company in which Long Deng, our Director and Chief Executive Officer, has a significant equity and control.

The list below details the information related to iFresh’s leases:

Table 5 iFresh’s leases

Store Name	Location	Gross Sq. Ft.	Lease Start	Lease End	Remaining Years	Renewal Options
New York Mart 8 Ave, Inc.	6023 8th Ave, Brooklyn, NY 11120	15,000	11/1/2011	10/31/2036	16.1	N/A
New York Mart Roosevelt Inc.	142-41 Roosevelt Ave, Flushing, NY 11354	18,000	6/8/2010	6/7/2040	19.7	10 years
New York Mart East Broadway Inc.	75 East Broadway, New York, NY 10002	7,500	12/28/2001	10/31/2024	4.1	5 years
New York Mart Mott St. Inc.	128 Mott Street, New York, NY 10013	12,000	11/1/2010	10/31/2025	5.1	10 years
New York Mart Ave U 2nd Inc.	17-21 Ave U, Brooklyn, NY 11229	14,000	5/31/2011	8/31/2028	7.9	N/A
Ming’s Supermarket Inc.	1102 Washington Street, Boston, MA 02118	23,356	1/1/2007	12/1/2026	6.2	10 years
Ming’s Supermarket Inc.	140-148 East Berkeley St Boston, MA 02118	34,400	1/1/2000	5/31/2030	9.10	10 years
Zen Mkt Quincy, Inc.	733 Hancock St. Quincy, MA 02170	10,000	3/1/2003	6/30/2023	3.5	10 years
New York Mart Sunrise Inc.	10101 Sunset Strop Sunrise, FL 33322	15,033	12/1/2010	11/30/2030	10.2	N/A
iFresh E. Colonial, Inc.	2415 E Colonial Drive, Orlando, FL 32803	20,370	7/5/2017	1/1/2024	3.3	N/A
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	59,000	5/1/2016	4/30/2026	5.6	N/A
Strong America Limited	2-39 54th Ave, Long Island City, NY 11101	10,886	3/1/2017	02/28/2027	7.2	Auto renewal each year (unless 60 day notice)
New York Mart Group Inc.	55-01 2nd Street, Long Island City, NY 11101	20,000	3/1/2011	12/31/2020	0.4	N/A
New York Mart N. Miami Inc	551 NE 167th St N. Miami Beach Florida	25,088	5/27/2015	4/30/2029	9.8	5 years
Xiamen DL Medical Technology LTD	No.18 HongXi Road South, Room 501, HuoJu(Xiang'an) District, Xiamen, Fujian, 361009	24,757	03/29/2020	03/28/2021	1	N/A

Employees

As of March 31, 2020, we had approximately 320 employees, 276 of whom are full-time employees and the remaining 44 of whom work part-time. We have 72 employees who have worked with us for 5 years or more. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. iFresh regards its employee relations to be good.

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

From Jan to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company has failed certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the Forbearance Agreement is still under negotiation.

As of June 30, 2020 we owe $21,266,149 to Keybank.

Our principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Our ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. In addition, if Keybank accelerates the loan, we may be forced to declare bankruptcy. These conditions raise substantial doubt as to our ability to remain a going concern.

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

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

This case relates to a dispute between Ming’s Supermarket, Inc. (“Ming”), the subsidiary of the Company and the landlord of the building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), under a long-term operating lease (“Lease”). Since February 2015, Ming was unable to use the premise of the property due to a structure damage assessed by the Inspectional Services Department of the City of Boston (“ISD”), and stopped paying the rent since April 2015 after the landlord refused to perform structural repairs. The landlord then sued Ming for breach of the Lease and unpaid rent, and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to perform structural repairs under the Lease.

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

The landlord filed an appeal, the appeal hearing was held in July 12, 2019 and judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing specific performance. On November 5, 2019, the Appeal Count issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

The final judgment was entered after rescript on May 7, 2020. On June 29, 2020, the landlord executed the final judgment and finally made the payment of $2,536,142 to Ming.

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

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and additional fee of $450,867. The Company negotiated an agreement with the landlord to settle the case. On November 21, 2019, the Company consented to a final judgment of possession in favor of Winking Group LLC in the amount of $400,000, with $50,867 being waived by the landlord. $400,000 has been paid in full as of December 31, 2019.

Earl M. Wheby, Jr. v. iFresh Inc.

On August 7, 2019, the Company received a complaint from a shareholder for the inspection of the Company’s books and records and to request expedited proceedings. On October 7, 2019, the Company filed an answer in response to the shareholder’s complaint, pursuant to which, among other things, the Company has agreed to produce some documents responsive to the shareholder’s demand. No hearing has been scheduled for this matter. On November 15, 2019, The Court approved plaintiff’s voluntarily withdrawal of the lawsuit.

JD Produce Maspeth LLC v. iFresh, Inc. alt.

On September 16, 2019, the JD Produce Maspeth (“plaintiff”) seeks $178,953 in unpaid goods purchased by the Company. The legal process was just initiated and interrupted by the outbreak of COVID-19. The Company has recorded the purchase and payable on the financial statements.

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc, has failed to pay the rents on time. The landlord has sued the Company for nonpayment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees. These amounts have been fully accrued as of March 31, 2020.

SEC Subpoena

On March 6, 2020, the Company announced that it has received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information. The subpoena sought various documents and information regarding, among other things, the Company’s financial institution accounts, accounting practices, auditing practices, internal controls, payroll, and information furnished to auditors. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC's request.

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

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. As reflected in the Company’s consolidated financial statements, the Company had operating losses in fiscal year 2020 and had negative working capital of $28.6 and 21.7 million as of March 31, 2020 and 2019, respectively. The Company had negative equity of $2.6 million as of March 31, 2020. The Company did not meet the financial covenant required in the credit agreement with Keybank. As of March 31, 2020, the Company has outstanding loan facilities of approximately $20.1 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

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

The Borrower is not current in its payments to Keybank. As of June 30, 2020 we owe $21,266,148 to Keybank. We have retained as bankruptcy counsel to prepare bankruptcy filings for certain of our subsidiaries.

Our principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Our ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. In addition, if Keybank accelerates the loan, we may be forced to declare bankruptcy. These conditions raise substantial doubt as to our ability to remain a going concern.

We received a subpoena from the SEC, and if the SEC discovers that we have not complied with applicable securities laws, we could be subject to significant monetary penalties and other relief imposed on us by the SEC

On March 6, 2020, the Company announced that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information. The subpoena sought various documents and information regarding, among other things, the Company’s financial institution accounts, accounting practices, auditing practices, internal controls, payroll, and auditors. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if the SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC's request.

If the SEC determines that we have not complied with applicable securities laws, the SEC could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including significant monetary fines.

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

We may be delisted from the Nasdaq Stock Market.

Although we are currently in compliance with applicable Nasdaq listing requirements, we have previously received delisting notices from Nasdaq. If we are delisted from the Nasdaq Stock Market, we and our shareholders could face significant material adverse consequences including:

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

The COVID-19 epidemic may adversely impact our sales and financial results.

The COVID-19 epidemic may pose significant risks to our business. For example, April 2020 sales were down 13% compared to the prior year period due to COVID-19 (there was an additional 12% reduction as compared to the prior year period due to our closing two underperforming stores in March 2020), and restocking certain items, such as paper towels and toilet paper has been difficult. Accordingly, management is evaluating our liquidity position, communicating with and monitoring customers and suppliers, and reviewing our analysis of our financial performance as we seek to position ourselves to withstand the uncertainty related to the coronavirus.

The occurrence of a widespread health epidemic may materially adversely affect iFresh’s financial condition and results of operations.

iFresh’s business may be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu and COVID-19 pandemic. Such activities, threats or epidemics may materially adversely impact iFresh’s business by disrupting production and delivery of products to iFresh’s stores, by affecting iFresh’s ability to appropriately staff its stores or by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

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

iFresh has a significant focus on perishable products. Sales of perishable products accounted for approximately 54.4% of iFresh’s net sales in fiscal year ended March 31, 2020. iFresh has self-owned wholesale facility and stable supply relationship with farm partners, which significantly reduces ordering errors and product disruption. However, iFresh still relies on various suppliers and vendors to provide and deliver its product inventory on a continuous basis. iFresh could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of its supply chain, extended power outages, natural disasters or other catastrophic occurrences. While iFresh has implemented certain systems to ensure that its ordering is in line with demand, it cannot assure you that its ordering systems will always work efficiently, in particular in connection with the new additional stores, which have no, or a limited, ordering history. If iFresh were to over-order, it could suffer inventory losses, which would negatively impact its operating results.

Interruption of exclusive distribution of brands or imports relating to iFresh’s wholesale operations may adversely impact iFresh’s financial conditions and operating results.

iFresh conducts wholesale business through its subsidiary, Strong America, which enables iFresh to have stronger negotiating power with vendors as well as a way to source products from China, Thailand and Taiwan to its own retail stores. Strong America is also the exclusive distributor of seven famous oversea brands. If iFresh can’t renew its exclusive distribution contracts relating to those brands, iFresh’s sales, both retail and wholesale, may be adversely affected. Furthermore, importing products from other countries is subject to the impact of various international factors, including international trading policies, shipping costs, currency fluctuations, tariffs and customs procedures for imports, which may affect the supply and purchase prices of the products to be imported by iFresh’s wholesale distributors and sold by them to iFresh. If iFresh fails to obtain or maintain a sustainable supply of these products from its vendors, its financial conditions and operating results will be adversely impacted.

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

Long Deng, one of iFresh’s directors and executive officers, owns 50% of Dragon Development LLC, which leases to iFresh the premises at which Strong America, iFresh’s wholesale subsidiary, is located. During fiscal year ended March 31, 2020, rental payments (excluding maintenance and taxes that iFresh is obligated to pay) under the leases from Dragon Development LLC were $886,543. The leases with Dragon Development LLC renewed on May 1, 2016, and their remaining terms are 6 years. iFresh has no assurance that these related parties will renew the lease agreements with it after expiration. If iFresh cannot renew the leases, it will have to move its stores and warehouses locations, which increases the uncertainty of finding suitable locations for those stores and the reputation recognition in new locations, which may adversely affect iFresh’s sales, expenses, profit and financial position.

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

Some of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other’s country, and more recently, the United States has proposed the imposition of additional tariffs on various goods. If the current administration follows through with such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on the cost of our goods, the prices at which we offer them for sale and our overall financial performance. We are not able to predict future trade policy of the United States, China, or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact the cost of and demand for our products, our overall costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

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

iFresh needs approximately $10 million for the year ended March 31, 2021 in order to achieve its planned growth for that year and if it cannot successfully obtain sufficient capital, the financial results and stock price of iFresh after the business combinations will be adversely affected.

iFresh believes that it needs approximately $10 million for the year ended March 31, 2021 mainly for the purpose of acquiring additional stores to achieve its planned growth for that year. If it is not able to obtain financing on commercially reasonable terms in connection with the Business Combination, as is contemplated by the parties, it may not be able to implement its growth plan. If it is unable to affect its growth plan, iFresh’s financial results will be significantly worse than anticipated and its stock price may decline as a result.

iFresh is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make its securities less attractive to investors.

iFresh is an “emerging growth company,” as defined in the JOBS Act. It may remain an “emerging growth company” until the fiscal year ended March31, 2021. However, if its non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of its common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, iFresh would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, iFresh is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, has reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and is exempt from the requirements of holding a non binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, iFresh has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, iFresh’s financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

There is no assurance that the Company will be able to comply with the requirements in the Forbearance Agreement. If KeyBank elects to exercise its rights and remedies under the Forbearance Agreement with respect to any event of default, then it will have a material adverse effect on us and create substantial doubt about the Company’s ability to continue as a going concern.

On May 20, 2019, iFresh Inc. (the “Company”), NYM Holding, Inc. (“NYM” or the “Borrower”), certain subsidiaries of NYM, Mr. Long Deng and KeyBank National Association (“Keybank” or the “Lender”) entered into the first forbearance agreement (the “First Forbearance Agreement”) with respect to that certain Credit Agreement, dated as of December 23, 2016, as amended, pursuant to which KeyBank made available to NYM a revolving credit facility, a term loan facility, and other credit accommodations (the “Loan Agreements”). The Lender has agreed to delay the exercise of its rights and remedies under the Loan Agreements based on the existence of certain events of default until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the 90th day from the date of the First Forbearance Agreement (the “First Forbearance Period”); and (b) a Forbearance Event of Default. Reference is made to the current report on Form 8-K filed with the SEC on May 21, 2019.

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

The Borrower is not current in its payments to Keybank. As of June 30, 2020 we owe $21,266,149 to Keybank..

Our principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Our ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. In addition, if Keybank accelerates the loan, we may be forced to declare bankruptcy. These conditions raise substantial doubt as to our ability to remain a going concern.

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

Risks Related to Our Liquor products Business

A reduction in the supply of fundamental herbs in traditional Chinese medicine and base alcohol available to us from the independent herb growers and base alcohol suppliers could reduce our annual production of liquor products.

We rely on growers to purchase substantially all the fundamental herbs in traditional Chinese medicine used in our herbal liquor production. These ingredients include rehmannia glutinosa, Chinese yams, lyceum chinense, velvet antler, cyathula officinalis, angelica sinensis, and dwarf lilyturf, among other ingredients. We believe that the fundamental herbs we use in our herbal liquor products are readily available in China and that the supply of these herbs and the edible base alcohol are stable. However, if the supply of fundamental herbs and base alcohol available to us from the independent herb growers and base alcohol suppliers reduce, it could negatively impact our liquor business.

We face significant competition which could adversely affect profitability.

The liquor and herbal liquor industries are intensely competitive and highly fragmented in China. Our liquor products compete in several liquor products market segments with many other domestic liquor and herbal liquor products. Our liquor products also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. As a result of this intense competition there has been and may continue to be upward pressure on selling and promotional expenses. In addition, the liquor industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources. Our sales may be harmed to the extent we are not able to compete successfully against such liquor products or alternative beverage producers’ costs. There can be no assurance that in the future that we will be able to successfully compete with current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

If we experience problems with our product quality, customer satisfaction with respect to pricing of our products or the timely delivery of our products, we could lose our customers and market acceptance which will affect our sales and have an adverse effect on our business, financial condition and results of operations.

Our growth and sales relating to our herbal liquor products primarily depend on our maintenance of quality control, customer satisfaction with respect to pricing and the punctual availability and delivery of our products. If we fail to deliver the same quality of our products with the same punctuality and pricing which our customers have grown accustomed to, or in accordance with the terms of our sales agreements, we could damage our customer relations and market acceptance, which will affect sales and our business in general. For example, we have to maintain food production licenses and GMP certificates for pharmaceutical products as an indication of the quality of our products. If we experience deterioration in the performance or quality of any of our products, whether due to problems internally or externally, it could result in delays in delivery, cancellations of orders or customer complaints, loss of goodwill, diversion of the attention of our senior personnel and harm to our brand and reputation. Any and all of these results would have an adverse effect on our business, financial condition and results of operations.

We are subject to a series of food and drug supervision and management regulations of our liquor products business. If we are unable to comply with relevant regulations, we may face penalties or our licenses may be revoked.

To conduct our liquor and herbal liquor products business, we have obtained a Food Business License, a Food Production License, a Pharmaceutical Manufacturing Permit and GMP Certificate. We are also required to comply with a series of food and drug regulations and national standards, such as the technical standards and advertising regulations regarding rug products. If we fail to comply with relevant regulations or national standards, we may face penalties or our licenses may be revoked.

The price of the ingredients for our liquor and herbal liquor is controlled by government. If there is a significant increase in the market price of ingredients, it might increase our cost and have a material adverse effect on our business, financial condition and results of operations.

The PRC government has the power to intervene in the price of important types of grain under certain circumstances, such as when a material change occurs to the market supply and demand and/or the grain price fluctuates significantly, in order to protect the interests of farmers. Although such pricing guidance has not had a material impact on our business in the past, we cannot guarantee you the market price of our ingredients would always be kept at the current level. If there is a significant increase in the market price of ingredients, it would increase our cost of sales, and we would not be able to pass those increased costs on to our customers. Such increased costs could have a material adverse effect on our business, financial condition and results of operations.

The liquor industry might be heavily influenced by national and local policies. Given the current unclear situation of local and national regulations and policies, we cannot predict the impact of future policy changes on the industry.

Local policies and national policies regarding the liquor industry are inconsistent to some degree. At the national level, the liquor products business is in a restricted industry. According to the “Industrial Structure Adjustment Guidance Catalogue” promulgated by the National Development and Reform Commission in 2011 and revised in 2013, the liquor products business is in the restricted industry category. However, Hubei Province, where our liquor business is located, issued a notice on “Strengthening the Hubei Liquor Industry Action Plan” in 2016, encouraging further expansion into the liquor industry and comprehensively improving the strength and competitiveness of the liquor industry. We cannot predict the impact of the inconsistency between national and local politics and any future change in policy on the industry. If the national or the local government further adjusts the current liquor industry policy, such as placing restrictions on liquor production and consumption through regulations on taxation, bank loans, land supply, advertising, pricing or other aspects, it might have an adverse impact on our production and operation.

Risks related to Face Mask production

As COVID-19 is brought under control, the demand for masks will decrease.

As the transmission of COVID-19 is brought under control and vaccines are developed, the market demand for face masks will decline. This will result in reduced revenues from the sale of face masks due to fewer masks being sold and a decline of prices for the masks.

We may not be able to import our face mask products into the United States due to tensions between the United States and China.

The trade tension between the United States and China may impact imports and exports. For example, the Trump administration is suspending passenger flights to the U.S. by Chinese airlines, saying it was retaliating after Beijing barred American carriers from re-entering China amid escalating tensions between the two nations. The order took effect June 16, 2020. The move ratchets up tensions between the U.S. and China over trade, which may prevent us from importing face masks from our manufacturing facility in China.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our equity securities trade on the NASDAQ Capital Market. Prior to December 16, 2016, our units, shares and rights were each quoted on the NASDAQ Capital Market, under the symbols “ECACU,” “ECAC” and “ECACR,” respectively. Each of our units consisted of one ordinary share and one right to acquire 1/10 of a share of the Company. Our units commenced trading on August 13, 2015. Our shares and rights commenced trading on November 25, 2015. Upon the closing of the Transactions described above, our rights and units ceased trading and iFresh’s common stock began trading on the NASDAQ Capital Market under the symbol “IFMK” as of February 10, 2017. As of August 6, 2020, the last reported sales price reported on the NASDAQ Capital Market for our common stock was $0.91 per share.

Holders of Common Equity

As of August 11, 2020, there were 122 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2020 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	—	350,000
Equity compensation plans not approved by security holder	0	—	0
Total	0	—	350,000

(1)	Consists of shares of common stock available for future issuance under our equity incentive plans.

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian population in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has ten retail supermarkets across New York, Massachusetts and Florida, with in excess of 4,938,600 sales transactions in its stores in the fiscal year ended March 31, 2020. It also has one in-house wholesale businesses, Strong America Limited (“Strong America covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd (collectlively, the “Wine Co.”)., pursuant to which the Sellers will sell their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) to the Company in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The acquisition was closed on April 22, 2020. Wine Co. is engaged in the business of manufacturing and sales of rice liquor products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal rice liquor products.

Wine Co. has an automatic filling production line with an annual production capacity of 5,000 tons of liquor products at a 1,000 square-meter facility.  Herbal Wine Co. has an automatic filling production line with an annual production capacity of 6,000 tons of herbal liquor.

In April 2020, we acquired 70% of Xiamen DL Medical Technology Co, Ltd., a People’s Republic of China company, in exchange for $600,000 in cash and 900,000 shares of our common stock. The acquisition was closed on April 28, 2020.

Xiamen DL Medical Technology Co, Ltd is our subsidiary that produces face masks in China founded in March 2020. Its core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, cotton spinning processing. We have built our production lines from scratch, with an estimated aggregate annual output of 5 million masks. We have one medical mask production line, which we expect, once operational, can handle a daily capacity of up to 30,000 masks, and two non-medical mask production lines, with an output capacity of up to 400,000 marks per day. We expect to launch production from these production lines in the fourth quarter of 2020. Around $420,000 was needed to fund the production.

These acquisitions are aimed to diversify the Company’s revenue stream and reduce the operational risk in the US. The operation of these two companies is expected to increase the Company’s profitability, increase the cash flow and improve the Company’s liquidity.

Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with nine retail super markets and one wholesale facility. iFresh has strategically expanded along the I-95 corridor in the past few years.

a.	iFresh provides unique products to meet the demands of the Asian/Chinese American Market;
b.	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms;
c.	iFresh maintains an in-house cooling system with unique hibernation technology that is has developed over 20 years to preserve perishables, especially produce and seafood; and
d.	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors;

As mentioned above, starting from 2020, the Company started to expand its operations in China by acquiring two companies in liquor products making business and mask making business to diversify its revenue stream and reduce the supermarket operational risk in the US.

iFresh’s net sales were $89.5 million and $125.4 million for the years ended March 31, 2020 and 2019, respectively. In terms of sales by category, Perishables constituted approximately 54.4% of the total sales for the year ended March 31, 2020. iFresh’s net loss was $8.3 million for the year end March 31, 2020, a decrease of $3.7 million, or 31%, from $12 million of net loss for the year end March 31, 2019. Adjusted EBITDA was negative $4.2 million for the year end March 31, 2020, a decrease of $3.6million, or 46.1%, from negative $7.8 million for the year end March 31, 2019.

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

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $3.9million, or 31%% for the year ended March 31, 2020 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facilities, which supplied about 15.3% of its procurement for the fiscal year ended March 31, 2020. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses. Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily rely on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of March 31, 2020, one iFresh store is under renovation and has not opened yet. iFresh incurred $518,379 in expenses for three stores for the year ended March 31, 2020. Two stores renovated for the year of 2020 and incurred around $2 million in capital expenditure. Because these stores are being renovated, sales are affected.

Store Acquisitions, openings and closure.

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit when a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. Due to operational difficulties and loss, iFresh closed two stores in New York and opened one store in Florida for the year ended March 31, 2020.

COVID-19

The Company was significantly impacted by the COVID-19 outbreak as it operates in area under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities. The safety of our associates and our customers is always our first priority. In response to COVID-19, iFresh incurred incremental operating expenses of over $300,000 in the 14 weeks ended June 15, 2020 for new initiatives implemented to support and protect our associates, customers and the communities:

1.	Enhanced and more frequent sanitation practices, including hourly cleaning of high touch point areas throughout our stores, like cashier station, and customer bathroom, nightly deep cleaning and disinfectant fogging in every store
2.	Reduced store operating hours, including the closure of the stores located in Brooklyn, New York and in Flushing, New York, where are with high population and at high risk of infection during the end of March and April peak period.
3.	Posting and educating official recommended guidance and adhere to guidelines within safety plan.
4.	Created a centralized call center to provide our associates with single guidance and direct reporting.
5.	Expanded remote work capabilities for office associates and provided private numerous private car pools in order to limit access to public transportation.
6.	Implemented a temporary wage or allowance premium of 15%-50% above standard base rate of pay for front line associates
7.	Donated over 200,000 masks to local police precinct, school, community and our customers.
8.	Expanded online order sales and mobile order delivery
9.	Limited bulk sales per customer on diary produce such as milk, eggs, seafood & produce.
10.	Limited the number of customers to approximately 25% of each store’s maximum occupancy, test the temperature of each customer, sterilize, and distribute masks and gloves before entering to facility.

11.	Implemented a Personal Protective Equipment program, provided associates with masks and gloves, provide frontline associates, such as cashiers, security guard, delivery team with protective clothing, goggles, and complimentary herbal heath care supplies to enhance immune system.
12.	Step Marking for Social Distancing program - installed floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing, hiring safe guard to monitor the social distance and customer safety in store.
13.	Reserved the first two hours of business each day for elderly and at-risk customers
14.	Implemented temperature checks for all associates
15.	Acquiring mask supplies business oversea, to stock up on in demand related products.
16.	Installed plexiglass shields at all registers, guest services and pharmacy counters

Please refer to the “Results of Operations for the years ended March 31, 2020 and 2019” below for more discussion regarding the impact of Covid-19 on financial results.

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

Cost of sales includes the cost of inventory sold during the period, including the direct costs of purchased merchandise (net of discounts and allowances), distribution and supply chain costs, buying costs and supplies. iFresh recognizes vendor allowances and merchandise volume related rebate allowances as a reduction of inventories during the period when earned and reflects the allowances as a component of cost of sales as the inventory is sold. Shipping and handling for inventories purchased are included in the cost of goods sold.

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

Results of Operations for the years ended March 31, 2020 and 2019

	For the years ended March 31,		Changes
	2020	2019	$	%
Net sales-third parties	$87,503,281	$121,281,093	$(33,777,812)	(27.9)%
Net sales-related parties	1,949,750	4,150,346	(2,200,596)	(53.0)%
Total Sales	89,453,031	125,431,439	(35,978,408)	(28.7)%
Cost of sales-third parties	64,377,063	92,215,568	(27,838,505)	(30.2)%
Cost of sales-related parties	1,580,880	3,674,407	(2,093,527)	(57.0)%
Occupancy costs	6,660,448	9,148,872	(2,488,424)	(27.2)%
Gross Profit	16,834,640	20,392,592	(3,557,952)	(17.4))%
Selling, general, and administrative expenses	25,043,254	31,899,310	(6,856,056)	(21.5)%
Income from operations	(8,208,614)	(11,506,718)	3,298,104	(28.7)%
Interest expense	(1,824,667)	(1,314,295)	(510,372)	38.8%
Impairment loss	(1,100,000)	-	(1,100,000)	(100)%
Other income	2,660,232	1,385,093	1,275,139	92.1%
Income before income tax provision	(8,473,049)	(11,435,920)	2,962,871	(25.9)%
Income tax provision (benefit)	(186,195)	567,523	(753,718)	(132.8)%
Net income	(8,286,854)	$(12,003,443)	$3,716,589	(31.0)%
Net income attributable to common shareholders	(8,286,854)	(12,003,443)	3,716,589	(31.0)%

Net Sales

	For the years ended March 31,		Changes
	2020	2019	$	%
Net sales of retail-third parties	$73,116,236	$106,967,554	$(33,851,318)	(31.6)%
Net sales of wholesale-third parties	14,387,045	14,313,539	73,506	0%
Net sales of wholesale-related parties	1,949,750	4,150,346	(2,200,596)	(53.0)%
Total Net Sales	$89,453,031	$125,431,439	$(35,978,408)	(28.7)%

iFresh’s net sales were $89.5 million for the year ended March 31, 2020, a decrease of $36.0 million, or 28.7%, from $125.4 million for the year ended March 31, 2019.

Net retail sales to third parties decreased by $33.8 million, or 31.6%, from $107.0 million for the year ended March 31, 2019, to $73.1 million for the year ended March 31, 2020.  The decrease resulted mainly due to the following:

1). The closure of two stores in New York because of increased competition in the local market. These two stores contributed $8.6 million sales for the year ended March 31, 2019, compared to $3.4 million sales for the year ended March 31, 2020.

2). On April 1, 2019, the Company entered into an agreement for the two stores in Boston area with third parties to operate those stores, and the Company is collecting management fees from the third parties. Management fees are $40,000 per month for the first six months and $50,000 after the first six months, and the term of the agreements is 36 months. The Company bills the other party for rent and utilities expense incurred and the other party will be responsible for payroll and employee benefits. The Company sold all inventory at net book value of $1.5 million, but retains ownership of all property and equipment. These two stores contributed 22.0 million of sales for the year ended March 31, 2019, compared to nil for the year ended March 31, 2020.

3). Due to the outbreak of Covid-19 in March, we had to reduce business hours and close stores located in Brooklyn, New York and in Flushing, New York, where are with high population and at high risk of infection. The sales decreased by around $300,000 in March due to the lockdown.

4) The Company outsourced part of vegetables and fruits business to third parties in our stores to improve margins;

Our total net wholesale sales decreased by $2.1 million from $18.5 million for the year ended March 31, 2019 to $16.2 million for the year ended March 31, 2020, mainly attributable that New York Mart Group. Inc is going out of business and its sales decreased by $2.9 million for the year ended March 31, 2019 to the year ended March 31, 2020 as compared to the same period for the year ended March 31, 2020.

Cost of sales, Occupancy costs and Gross Profit

Retail Segment	For the years ended March 31,		Changes
	2020	2019	$	%
Cost of sales	$53,805,938	$81,664,829	$(27,858,891)	(34.1)%
Occupancy costs	6,660,448	9,148,872	(2,488,424)	(27.2)%
Gross profit	12,649,850	16,153,853	(3,504,003)	(21.7)%
Gross margin	17.3%	15.1%	2.2%	-

For the retail segment, cost of sales decreased by $27.9 million, from $81.7 million for the year ended March 31, 2019, to $53.8 million for the year ended March 31, 2020. The decrease was as a result of the fierce competition and decrease of our overall sales of retail segment.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $2.5 million, which was mainly attributable to closure of 2 stores in the fiscal year of 2020.

Gross profit was $12.6 and $16.2 million for the year ended March 31, 2020 and 2019, respectively. Gross margin was 17.3% and 15.1% for the year ended March 31, 2020 and 2019, respectively. The gross profit increased due to the closure of the two store in New York that incurred significant operating loss. In addition, the Company outsourced the operation of two stores in Boston with lower margin to third parties. Instead, the Company collected management fee to cover rent, utilities and depreciation expense of the equipment.

Wholesale Segment	For the years ended March 31,		Changes
	2020	2019	$	%
Cost of sales	$12,152,005	$14,225,146	$(2,073,141)	(14.6)%
Gross profit	4,184,790	4,238,739	(53,949)	(1.3)%
Gross margin	25.6%	23%	2.6%	-

For our wholesale segment, the cost of sales for the year ended March 31, 2020 decreased by $2.1 million, or 14.6%, from $14.2 million in 2019 to $12.2 million in 2020. The decrease is consistent with the significant decrease of sales from the wholesale segment in 2020.

Gross profit for the year ended March 31, 2020 decreased by $54,000, or 1.3%. Gross margin increased by 2.6% from 23% to 25.6%. The increase was due to the significant sales decrease to its related parties, of which the margin is lower than sales made to third parties.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $25.0 million for the year ended March 31,2020, a decrease of $6.9 million, or 21.5%, compared to $31.9 million for the year ended March 31, 2019, which was mainly attributable to the closure of two stores in New York and outsourcing of the two stores in Boston area. The selling, general and administrative expense from these four stores decreased by $4.4million for the year ended March 31, 2020. In addition, the Company shut down one of its wholesale entities which saved $1.9 million in selling, general and administrative expense in the year ended March 31, 2020, compared to that for the year ended March 31, 2019.

Interest Expense

Interest expense was $1.8 million for the year ended March 31, 2020, an increase of $0.5 million, or 38.8%, from $1.3 for the year ended March 31, 2019.For the year ended March 31, 2020, there are $0.2 million fees related to default of payment. In addition, the interest rate for the year ended March 31, 2020 has slightly increased from 5.45%-6.2% to 5.7%-6.45%.

Impairment Loss and Other income

The Company charged $1.1 million impairment loss related leasehold improvements in closed stores in New York area.

Other income was $2.7 million for the year ended March 31, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $1.3 million, or 92.1%, from $1.4 million for the year ended March 31, 2019. The Company collected $0.7 million of management fee from outsourcing operations of Ming and Zen stores in Boston to third parties, net of rental expense the Company for these two stores. In addition, the Company has subleased some spaces in its stores for small vendors to sell prepared foods. Rental income increased by $0.8 million.

Income Taxes Provision

We are subject to U.S. federal and state income taxes. Income tax benefit was approximately $190,000 for the year ended March 31, 2020 primarily due to the deferred tax assets recognized under The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, pursuant to which, NOLs from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first) and suspends the 80% of taxable income limitation through the 2020 tax year. The effective income tax rate was 2.2and -5% for the year ended March 31, 2020 and 2019, respectively.

Net Income (loss)

	For the years ended March 31,		Changes
	2020	2019	$	%
Net loss	$(8,286,854)	$(12,003,004)	$3,716,589	(31)%
Net Loss Margin	-9.26%	-9.57%	-0.31%

Net loss was $8.3 million for the year ended March 31, 2020, a decrease of $3.7 million, or 31.0%, from $12.0 million of net loss for the year ended March 31, 2019, mainly attributable to the decreased selling, general, and administrative expenses and tax expense described above. Net loss as a percentage of sales was -9.26% and -9.57% for the year ended March 31, 2020 and 2019, respectively.

Adjusted EBITDA

	For the years ended March 31,		Changes
	2020	2019	$	%
Net income	$(8,286,854)	$(12,003,443)	$3,716,589	(31)%
Interest expense	1,824,667	1,314,295	510,372	38.8%
Income tax provision	(186,195)	567,523	(753,718)	(132.8)%
Depreciation	2,121,564	1,999,562	122,002	6.1%
Amortization	315,832	315,832	-	0%
Adjusted EBITDA	$(4,210,986)	$(7,806,231)	$3,595,245	(46.1)%
Percentage of sales	-4.7%	-6.2%	1.5%

Loss before income tax, depreciation, and amortization was $4.2 million for the year ended March 31, 2020, a decrease of $3.4 million, as compared to loss before income tax, depreciation, and amortization of $7.8 million for the year ended March 31, 2019, mainly attributable to the decrease in net loss resulting from decreased in selling, general, and administrative expenses described above. The ratio of Adjusted EBITDA to sales was -4.7% and -6.2% for the year ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, iFresh had cash and cash equivalents of approximately $0.8 million. iFresh had operating losses of $8.3 million and $12 million for the fiscal years ended March 31, 2020 and 2019, respectively, and had negative working capital of $28.6 million and $21.6 million as of March 31, 2020 and March 31, 2019, respectively. iFresh had negative equity of $2.6 million as of March 31, 2020. The long-term KeyBank loan of $20.1 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of March 31, 2020, the Company has outstanding loan facilities of approximately $20.1 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. Refer to the discussion below in “KeyBank National Association – Senior Secured Credit Facilities” section for more detail.

iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of March 31, 2020. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $5.1 million of advances and receivables from related parties that we intend to collect or acquire. For the year ended March 31, 2020, the Company’s shareholder contributed $4.8 million to fund our operations.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of March 31, 2020, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern.

The following table summarizes iFresh’s cash flow data for the years ended March 31, 2020 and 2019.

	For the years ended March 31,
	2020	2019
Net cash used in operating activities	$(861,789)	$(8,364,263)
Net cash used in (provided by) investing activities	(2,668,318)	913,129
Net cash provided by financing activities	3,233,959	7,858,309
Net increase (decrease) in cash and cash equivalents	$(296,148)	$407,175

Operating Activities

Net cash used in operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash used in operating activities was approximately $0.9 million for the year ended March 31, 2020, a decrease of $7.5 million, or 906%, compared to $8.4 million used in operating activities for the year ended March 31, 2019. The decrease was a result of a decrease in net loss of $3.7 million, decrease of inventory change by $4.2 million and decrease of tax payable change of $1.6 million

Investing Activities

Net cash used in investing activities was approximately $2.7 million for the year ended March 31, 2020, a decrease of $3.6 million, compared to $0.9 million provided by investing activities for the year ended March 31, 2019. The decreased was primarily attributable to the decrease in cash receivable from repayment of related party receivables of $4.6 million, offset by the $1.0 million decrease of cash used for acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $3.2 million for the year ended March 31, 2020, which mainly consisted of net cash from shareholder contribution of $1.3 million and issuance of preferred stock of $3.5 million offset by $1.6 million cash paid for loans, notes payable, and capital leases.

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

From Jan to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company has filed certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	July and August required payments will be regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered immediately.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report. The Forbearance Agreement is still under negotiation.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2020:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$20,141,297	$20,141,297	$—	$—	—
Estimated interest payments on bank loans	1,398,563	852,902	545,660	—	—
Notes payable	124,609	77,903	46,706	—	—
Capital lease obligations including interest	534,445	200,784	322,948	10,714	—
Operating Lease Obligations(1)	87,827,630	8,295,618	16,408,156	15,753,349	47,370,507
	$110,026,544	$29,568,504	$17,323,470	$15,764,063	$47,370,507

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-27 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to our lack of experience being a public company and lack of professional staffs with sufficient knowledge of US GAAP and SEC reporting experiences.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of March 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In connection with this review and the audit of our consolidated financial statements for the year ended March 31, 2020, we identified material weaknesses and control deficiencies in our internal control over financial reporting. The material weaknesses related to (1) of the Company does not have in-house accounting personnel with sufficient knowledge of US GAAP and SEC reporting experiences, especially related to complex transactions and new accounting pronouncements; and (2) The Company failed to maintain certain controls to prevent or timely detect unauthorized expenditure, acquisition or disposition of our assets that could have a material effect on the financial statements.

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

Our management’s assessment of the effectiveness of our internal control system as of March 31, 2020 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. In connection with this review and the audit of our consolidated financial statements for the year ended March 31, 2020, we identified material weakness and control deficiencies in our internal control over financial reporting. The material weakness related to (i) the deficiency in the ability of our in-house accounting professionals to generate financial statements in accordance with U.S. GAAP; and (ii) lack of accounting and internal control staff experienced in U.S. GAAP. This material weakness may result in reconciliations, reports and other documents being insufficiently reviewed prior to approval by management. Significant deficiencies are related to the lack of whistleblower policy to encourage employees to report any irregularities and to report any possible violations or fraudulent activities. Due to the foregoing material weakness and control deficiencies, management concluded that as of March 31, 2020, our internal control over financial reporting was not effective.

In order to address and resolve the foregoing material weakness, we will begin to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional financial personnel with requisite training and experience in the preparation of financial statements in compliance with applicable SEC requirements and building up whistleblower policy to encourage employees to report possible violations or fraudulent activities. In March 2020, the Company appointed Ms. Amy Xue as Chief Financial officer of the Company, who has extensive experience in financial reporting, SEC audit service, and internal control. Ms. Xue is also a certified public accountants in the US.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Set forth below is certain biographical information about each director and officer of the Company as of August 13, 2020, as well as, in the case of our directors, information concerning the qualifications and experiences that led the board of directors to conclude that such individuals should serve as directors.

iFresh’s directors and executive officers are as follows:

Name	Age	Position
Long Deng	52	Chief Executive Officer, Chief Operating Officer and Chairman of the Board
Yanhong (Amy) Xue	48	Chief Financial Officer
Harvey Leibowitz	86	Director
Mark Fang	52	Director
Jay Walder	59	Director
Ping Zhou	44	Director

Long Deng became our Chief Executive Officer, Chief Operating Officer and a director in February 2017 in connection with the closing of the Transactions. Mr. Deng is the founder of NYM and has served as Chief Executive Officer, Chief Operating Officer and Director of NYM for over 20 years since he started the business in 1995. From 1995 to the present, Mr. Deng has been the sole director of NYM, responsible for the strategy, operation, and financial planning of NYM. Under his leadership, NYM has developed into a well-recognized Chinese supermarket chain in north eastern U.S. Mr. Deng is the husband of Mrs. Lilly Deng. Apart from his business activities, Mr. Deng serves as the president of United States Chinese Chamber of Commerce and Co-Chair of New York State Republican Party’s Finance Committee.

We believe Mr. Deng, Long’s qualification to sit on our board of directors includes his extensive knowledge of NYM and the Chinese supermarket industry, his years of management and leadership experience in NYM and his connections in Chinese American business society.

Yanhong (Amy) Xue, has served as Chief Financial Officer of the Company since March 2020. She served as the Chief Financial Officer of XT Energy Group, Inc. (OTCQB: XTEG) from July 2018 to March 2020. She has also been serving as a Partner at Wall Street CPA Services, LLC, a middle market accounting and advisory firm, since October 2010. While at Wall Street CPA Services, LLC, she served as Chief Financial Officer of General Agriculture Corp. (OTCBB: GELT), an agriculture company, from December 2010 to April 2017, and Chief Financial Officer of China For-Gen Corp., a biotechnology company, and Vice President in Finance of Huifeng Bio-Pharmaceutical Technology (OTCBB: HFGB), a pharmaceutical company. Prior to that, she was a senior manager in the SEC Audit Services department of Acquaella, Chiarelli, Shuster, Berkower & Co., LLP, a certified public accounting & advisory firm, from September 2007 to October 2010. Ms. Xue received a bachelor’s degree in history from Peking University and a master’s degree in accounting from State University of New York at Binghamton. She is a Certified Public Accountant in the State of New York and a member of American Institute of Certified Public Accountants.

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

Ping Zhou became our director in August 2020. Ping has served as Chairman of HK Xu Ding Co. Limited since February 2020. From March 2009 through December 2013, Ping was a Manager at Hongkong Xiangtian International Investment Group Co., Ltd. From January 2005 through December 2008, Ping served as Treasurer at Chengdu Branch of Hongkong Xiangtian International Investment Group Co., Ltd. Ping studied accounting at Southwestern University of Finance and Economics in China.

We believe Ms. Zhou’s qualifications to sit on the Board of directors include her extensive experience in accounting and financial reporting.

Harvey Leibowitz became our director in April 2018. Mr. Leibowitz has been a director of Yangtze Port and Logistics Limited (YRIV) since December 2015. From 1994 to 1999, he was an internal auditor at Sterling National Bank in the Commercial Finance Department. From 1980 to 1994, Mr. Leibowitz worked for a number of companies in connection with their commercial secured loan financing activities, such as International Paper Company, Century Factors, Inc., and Foothill- Financial Advisors, Inc. From 1963 to 1979, Mr. Leibowitz worked in various capacities for Sterling National Bank, most recently as a Senior Vice President. From 1955 to 1962, Mr. Leibowitz worked at a number of accounting firms and, among other things, worked on audits for clients of the accounting firm. Mr. Leibowitz graduated from the City University of New York Baruch College in 1955 with a bachelor’s degree in Accounting.

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

The Board of Directors held 16 meetings during the fiscal year ended March 31, 2020, and acted by written consent 16 times.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended March 31, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2020 and 2019.

Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock and Option Awards ($)		All Other Compensation ($)	Total ($)
Long Deng	2019	691,400	—	—		—	691,400
(Director, Chief Executive Officer and Chief Operating Officer)	2020	763,800	—	—		—	763,800

Lilly Deng(5)	2019	130,000	—	—		—	130,000
(Vice President of Legal and Finance)	2020	144,000	—	—		—	144,000

Amy Xue(1)	2020	0	—	—		—	0
(Chief Financial Officer)

Long Yi(2)	2019	0	—	30,000	(3)	—	$30,000
(Chief Financial Officer)	2020	0	—	35,600	(4)	—	$35,600

(1)	Ms. Xue was appointed as Chief Financial Officer on March 10, 2020.

(2)	Mr. Yi resigned from iFresh on January 9, 2020

(3)	30,000 share of common stock were issued having a value of $30,000 based on 02/18/2019 market price $1/share.

(4)	20,000 share of common stock were issued having a value of $35,600 based on 10/04/2019 market price $1.78/share.

(5)	Mrs. Lilly Deng resigned as Vice President of Legal and Finance and a director of iFresh effective on August 7, 2020.

Grants of Plan Based Awards

None of iFresh’s named executive officers participate in or have account balances in any plan based award programs except that Adam (Xin) He, our former Chief Financial Officer, was granted 300,000 shares of the Company’s common stock under the Company’s equity incentive plan.

Employment Agreements

None of iFresh’s named executive officers have employment agreements with iFresh.

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

ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of August 7, 2020, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares. As of August 7, 2020, there were 25,194,085 shares of the Company’s Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Long Deng(2)	1,432,650		5.69%
Yanhong (Amy) Xue	-		-
Mark Fang	6,000		*
Jay Walder	-		-
Harvey Leibowitz	-		-
Ping Zhou	-		-
All directors and executive officers as a group (six individuals)	1,438,650		5.71%

Five Percent Holders:
HK Xu Ding Co. Limited(3)	8,294,989	(3)	32.92%
Kairui Tong(4)	2,311,423		9.17%
Hao Huang(5)	1,540,949		6.12%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o iFresh Inc. at 2-39 54th Avenue Long Island City, NY 11101.

(2)	Mr. Long Deng currently has control over the Company’s management and policies.

(3)	Pursuant to a Schedule 13D filed by the beneficial owner dated February 21, 2019. Pursuant to such schedule, the address of the beneficial owner is C/O Junfeng Liu, Unit 5, 27/f., Richmond Comm. Bldg., 109 Argyle Street, Mongkok, Kowloon, Hong Kong and Junfeng Liu is the authorized signatory for the beneficial owner.

(4)	The address for the reporting person is No.32 North Guihua Rd Xianan District Xianning City Hubei, People’s Republic of China.

(5)	The address for the reporting person is No.53 Dangui Xiangti 10th Street, Biguiyuan Xianan District Xianning City Hubei, People’s Republic of China

ITEM 13 Certain Relationships and Related Transactions, and Director Independence

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the years ended March 31, 2020, 2019 and 2018 to related parties which are directly or indirectly owned by Mr. Long Deng, the majority shareholder of iFresh, and not eliminated in the consolidated financial statements.

Year ended March 31, 2020
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Tampa Seafood	$2,000	$-	$-
Dragon Seeds	3,650	-	-
NY Mart MD Inc.	22,550	11,520	1,004,275
NYM Elmhurst Inc.	90,698	4,752	828,932
Spring Farm Inc.	6,050	-	58,134
New Ming	-	8,320	-
Pine Court Chinese Bistro	-	-	58,408
Others	80,000	250	-
	$204,948	$24,842	$1,949,749

Long-Term Operating Lease Agreement with a Related Party

iFresh leases a warehouse from a related party that is owned by Mr. Long Deng, the majority shareholder of iFresh, and will expire on April 30, 2026. Rent incurred to the related party was $886,543 and $1,208,000 for the fiscal years ended on March 31, 2020 and 2019, respectively.

Conversion of Debt

On December 11, 2019, the Company entered into an agreement (the “Conversion Agreement”) with Mr. Deng, the CEO of the Company, pursuant to which the Mr. Deng agreed to convert $3,500,000 of debt owed to him by the Company into 1,000 preferred shares of the Company’s common stock. Upon receiving stockholder approval for the conversion, the 1,000 shares of preferred stock will automatically convert into 9,210,526 shares of the Company’s common stock. On January 9, 2020, the Company and Mr. Deng amended the Conversion Agreement to extend the date on which it could be completed to January 15, 2020. On January 13, 2020, the Company filed a Certificate of Designation creating the class of Preferred Stock required by the Conversion Agreement, and $3,500,000 of liabilities owed to Mr. Deng were converted into 1,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has no voting rights, and will convert automatically into 9,210,526 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders. In the event of the liquidation of the Company, the Preferred Stock has a preference equal to $3,500,000 over the Company’s common stock.

ITEM 14 Accountant Fees and Services

Aggregate fees billed to the Company by Friedman LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

Fees	2020		2019

Audit Fees (1)
Friedman LLP		$250,000	$280,000

Audit Related Fees
Friedman LLP	$		$20,000

Total		$250,000	$300,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements – iFresh, Inc. and Subsidiaries

The following are contained in this 2019 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.	F-3

●	Consolidated Balance Sheets as of March 31, 2020 and 2019.	F-4

●	Consolidated Statements of Operations for the years ended March 31, 2020 and 2019.	F-5

●	Consolidated Statements of Shareholder’s Equity (Deficiency) for the years ended March 31, 2020 and 2019.	F-6

●	Consolidated Statements of Cash flows for the years ended March 31, 2020 and 2019.	F-7

●	Notes to Consolidated Financial Statements.	F-8–F-27

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-27 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None

(a) 3. Exhibits

Exhibit No.	Description
2.1	Merger Agreement(1)
3.1	Amended and Restated Certificate of Incorporation of iFresh Inc.(2)
3.2	Amended and Restated Bylaws of iFresh Inc.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Right Certificate.(2)
4.4	Rights Agreement between Continental Stock Transfer & Trust Company and E-Compass(3)
4.5	Form of Common Stock Purchase Warrant(13)
4.6	Form of Exchange Common Stock Purchase Warrant(18)
4.7	Description of Registered Securities *
10.1	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the E-Compass’s Initial Shareholders.(3)
10.2	Registration Rights Agreement between the Company and certain security holders of E-Compass.(3)
10.3	Form of Option Agreement(4)
10.4	Form of Voting Agreement(5)
10.5	Form of Registration Rights Agreement(6)
10.6	Credit Agreement with KeyBank National Association dated December 23, 2016(8)
10.7	Revolving Note with KeyBank National Association dated December 23, 2016(8)
10.8	Effective Date Term Note with Key Bank National Association dated December 23, 2016(8)
10.9	Delayed Draw Term Note with Key Bank National Association dated May 9, 2018(8)

10.10	Common Stock Purchase Agreement dated July 11, 2018, among iFresh Inc. and Triton Funds LP(9)
10.11	Amendment to Common Stock Purchase Agreement, among iFresh Inc. and Triton Funds LP(9)
10.12	Consulting Agreement with Horowitz and Rubenstein, LLC(10)
10.13	Common Stock Purchase Agreement between Company and Uzi Einy, dated August 16, 2018(11)
10.14	Common Stock Purchase Agreement between Company and Ted Karkus, dated August 17, 2018(12)
10.15	Letter Agreement, as amended, between Company and Maxim Group LLC, dated March 26, 2018(13)
10.16	Form of Securities Purchase Agreement between Company and certain institutional investors, dated October 19, 2018(13)
10.17	Form of Lock-up Agreement between Company and certain individuals, dated October 19, 2018(13)
10.18	Employment Termination Agreement between Adam (Xin) He and Company dated December 31, 2018(14)
10.19	Employment Agreement between the Company and Long Yi, dated January 17, 2019(15)
10.20	Engagement Agreement, dated as of May 10, 2019, by and among iFresh, Inc. and Getzler Henrich & Associates LLC.(16)
10.21	Forbearance Agreement, dated as of May 20, 2019, by and among NYM Holding, Inc., as borrower, iFresh, Inc., certain subsidiaries of NYM Holding, Inc. and an individual, as guarantors, and KeyBank National Association, as lender.(17)
10.22	Second Forbearance Agreement, dated as of October 15, 2019, by and among NYM Holding, Inc., as borrower, iFresh, Inc., certain subsidiaries of NYM Holding, Inc., Go Fresh 365, Inc. and an individual, as guarantors, and KeyBank National Association, as lender. (20)
10.23	Form of Exchange Agreement by and between iFresh, Inc. and holders of Existing Warrants.
10.24	Share Exchange Agreement dated June 7, 2019 by and among iFresh Inc., Xiaotai International Investment Inc. (“Xiaotai”) and certain shareholders of Xiaotai.(19)
10.25	Share Purchase Agreement dated June 7, 2019 by and among iFresh Inc., NYM Holding Inc. and Go Fresh 365 Inc.(19)
16.1	Letter of UHY. dated April 1, 2016 (7)
23.1	Consent of Friedman LLP *
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Form of Audit Committee Charter. (6)
99.2	Form of Nominating Committee Charter. (6)
99.3	Form of Compensation Committee Charter.(6)

*	Filed herewith.

(1)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated July 25, 2016.
(2)	Incorporated by reference to iFresh’s Registration Statement on S-4/A dated December 9, 2016.
(3)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated August 12, 2015.
(4)	Incorporated by reference to Annex B to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(5)	Incorporated by reference to Annex C to iFresh’s Registration Statement on Form S-4/A on December 16, 2016.
(6)	Incorporated by reference to E-Compass’s Registration Statement on S-1/A on July 24, 2015.
(7)	Incorporated by reference to E-Compass’s Current Report on Form 8-K dated April 1, 2016.
(8)	Incorporated by reference to iFresh’s Form 10-K dated June 29, 2018.
(9)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated July 11, 2018.
(10)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated August 13, 2018.
(11)	Incorporated by reference to iFresh’s Current Report on Form 8-K dated August 16, 2018.
(12)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated August 17, 2018.
(13)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated October 19, 2018.
(14)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated January 7, 2019.
(15)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated January 18, 2019.
(16)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated May 16, 2019.
(17)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated May 20, 2019.
(18)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated June 6, 2019.
(18)	Incorporated by reference to iFresh’s Current Report onForm 8-K dated June 6, 2019.
(19)	Incorporated by reference to iFresh’s Current Report on Form 8-K dated June 10, 2019.
(20)	Incorporated by reference to iFresh Inc.’s Current Report on Form 8-K dated October 23, 2019.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020	By:	/s/ Long Deng
By: Long Deng
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 13, 2020	By:	/s/ Long Deng
	Name:	Long Deng
	Title:	Chief Executive Officer, Chief Operating Officer and Chairman
(Principal Operating Officer)

Date: August 13, 2020	By:	/s/Yanhong (Amy) Xue
	Name:	Yanhong (Amy) Xue
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: August 13, 2020	By:	/s/ Ping Zhou
	Name:	Ping Zhou
	Title:	Director

Dated: August 13, 2020	By:	/s/ Harvey Leibowitz
	Name:	Harvey Leibowitz
	Title:	Director

Dated: August 13, 2020	By:	/s/ Mark Fang
	Name:	Mark Fang
	Title:	Director

Dated: August 13, 2020	By:	/s/ Jay Walder
	Name:	Jay Walder
	Title:	Director

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

iFRESH INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of

iFresh, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iFresh, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, shareholder’s equity (deficiency), and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses, has negative working capital of $28.6 million and is not in compliance with its credit agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

New York, New York

August 13, 2020

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$751,942	$1,048,090
Accounts receivable, net	3,405,341	4,027,909
Inventories, net	6,185,102	10,411,366
Prepaid expenses and other current assets	3,691,990	3,721,262
Total current assets	14,034,375	19,208,627
Advances and receivables - related parties	5,060,370	5,220,547
Property and equipment, net	19,769,152	20,287,186
Intangible assets, net	900,005	1,033,337
Security deposits	1,264,353	1,236,073
Right of use assets-lease	57,587,790	-
Deferred income taxes	643,116	115,589
Total assets	$99,259,161	$47,101,359

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$10,674,455	$14,177,700
Deferred revenue	1,311,228	802,392
Borrowings against lines of credit, current, net	20,141,297	21,285,314
Notes payable, current	77,903	98,475
Finance lease obligations, current	137,243	148,778
Accrued expenses	1,307,069	1,393,973
Operating lease liabilities, current	5,438,356
Other payables, current	3,584,756	2,926,101
Total current liabilities	42,672,307	40,832,733

Notes payable, non-current	46,706	130,068
Finance lease obligations, non-current	277,350	413,225
Deferred rent	-	6,659,412
Other payables, non-current	83,102	97,900
Long term operating lease liabilities	58,729,843	-
Total liabilities	101,809,308	48,133,338

Commitments and contingencies

Shareholders’ equity (deficiency)
Preferred shares, $.0001 par value, 1,000,000 shares authorized;1,000 and 0 issued and outstanding as of March 31, 2020 and 2019, respectively.	3,500,000	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,658,547 and 16,737,685 shares issued and outstanding as of March 31,2020 and 2019, respectively	1,866	1,674
Additional paid-in capital	18,202,323	14,933,829
Accumulated deficit	(24,254,336)	(15,967,482)
Total shareholders’ deficiency	(2,550,147)	(1,031,979)
Total liabilities and shareholders’ equity (deficiency)	$99,259,161	$47,101,359

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2020	2019

Net sales	$87,503,281	$121,281,093
Net sales-related parties	1,949,750	4,150,346
Total net sales	89,453,031	125,431,439
Cost of sales	64,377,063	92,215,568
Cost of sales-related parties	1,580,880	3,674,407
Retail Occupancy costs	6,660,448	9,148,872
Gross profit	16,834,640	20,392,592

Selling, general and administrative expenses	25,043,254	31,899,310
Loss from operations	(8,208,614)	(11,506,718)
Interest expense, net	(1,824,667)	(1,314,295)
Impairment loss	(1,100,000)	-
Other income	2,660,232	1,385,093
Loss before income taxes	(8,473,049)	(11,435,920)
Income tax provision	(186,195)	567,523
Net Loss	$(8,286,854)	$(12,003,443)

Net loss per share:
Basic	$(0.45)	$0.79
Diluted	$(0.45)	$0.79
Weighted average shares outstanding:
Basic	18,381,081	15,219,548
Diluted	18,381,081	15,219,548

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	amount	Shares	amount	Capital	Deficit	Total
Balances at March 31, 2018	-	$-	14,220,548	$1,422	$9,428,094	$(3,964,039)	$5,465,477
Capital contribution	-	-	-	-	330,000	-	330,000
Net income	-	-	-	-	-	(12,003,443)	(12,003,443)
Common stock issued in connection of equity finance	-	-	1,833,000	183	3,753,839	-	3,754,022
Stock issued for service	-	-	684,137	68	1,421,896	-	1,421,965
Balances at March 31, 2019	-	$-	16,737,685	$1,674	$14,933,829	$(15,967,482)	$(1,031,979)
Capital contribution	-	-	-	-	1,311,820	-	1,311,820
Preferred stock issued in connection of debt conversion	1,000	3,500,000	-	-	-	-	3,500,000
Net loss	-	-	-	-	-	(8,286,854)	(8,286,854)
Common stock issued in connection of warrants exercise	-	-	1,457,049	146	1,450,654	-	1,450,800
Stock issued for service	-	-	463,813	46	506,020	-	506,066
Balances at March 31, 2020	1,000	$3,500,000	18,658,547	$1,866	$18,202,323	$(24,254,336)	$(2,550,147)

See accompanying notes to consolidated financial statements

iFRESH INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(8,286,854)	$(12,003,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,121,564	1,999,562
Amortization expense	315,832	315,832
Loss from disposal of property and equipment	124,965
Share based compensation	1,956,866	1,421,965
Lease amortization	7,612,941	-
Impairment loss	1,100,000	-
Bad debt reserve	127,362	233,448
Deferred income taxes	(527,527)	198,243
Inventory reserve	(43,339)	(24,778)
Changes in operating assets and liabilities:
Accounts receivable	495,206	641,983
Inventories	4,269,603	518,896
Prepaid expenses and other current assets	29,272	(1,795,369)
Security deposits	(28,280)	11,033
Accounts payable	(3,503,242)	(1,384,253)
Deferred revenue	508,836	475,933
Accrued expenses	(86,904)	520,024
Taxes payable	-	(1,606,504)
Deferred rent	-	340,026
Operating lease liabilities	(7,691,944)	-
Other liabilities	643,854	1,773,139
Net cash used in operating activities	(861,789)	(8,364,263)
Cash flows from investing activities
Cash advances to related parties	160,177	4,799,142
Cash received from repayment of related party receivable	-
Acquisition of property and equipment	(2,828,495)	(3,886,013)
Net cash provided by (used in) investing activities	(2,668,318)	913,129
Cash flows from financing activities
Borrowings against Term loan	-	3,950,000
Borrowings against lines of credit	-	1,750,000
Repayments on term loan	(1,326,517)	(1,641,672)
Repayments on notes payable	(103,933)	(137,755)
Payments on capital lease obligations	(147,411)	(146,286)
Cash received from capital contribution	1,311,820	330,000
Cash received from shareholder’s loan	3,500,000	-
Cash received from issuance of stock	-	3,754,022
Net cash provided by financing activities	3,233,959	7,858,309
Net increase (decrease) in cash and cash equivalents	(296,148)	407,175
Cash and cash equivalents at beginning of the period	1,048,090	640,915
Cash and cash equivalents at the end of the period	$751,942	$1,048,090
Supplemental disclosure of cash flow information
Cash paid for interest	$1,157,556	$1,834,091
Cash paid for income taxes	$260,706	$1,606,504

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures funded by capital lease obligations and notes payable	$-	$779,837
Preferred stock issued in connection with debt conversion	$3,500,000	$-

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

On June 7, 2019, the Company, entered into certain Share Exchange Agreement (“Exchange Agreement”) with Xiaotai International Investment Inc. (“Xiaotai”), a Cayman Island Company, and certain shareholders of Xiaotai (collectively with Xiaotai, “Seller”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will acquire all of the outstanding issued shares and other equity interests in Xiaotai from certain shareholders of Xiaotai (such transactions, collectively, the “Acquisition”). The Company agreed to issue to the sellers an aggregate of 254,813,383 shares of the Company’s common stock, par value $0.0001. This Exchange Agreement was terminated and the proposed acquisition was cancelled in November 2019 after Zhejiang Xiao’s business activities were found in violation of China’s laws and regulations.

iFresh is an Asian/Chinese supermarket chain with multiple retail locations and its own distribution operations, currently all located along the East Coast of the United States. The Company offers seafood, vegetables, meat, fruit, frozen goods, groceries, and bakery products through its retail stores

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had operating losses of $8.3 million and $12.0 million for the years ended March 31, 2020 and 2019 and had negative working capital of $28.6 million and $21.6 million as of March 31, 2020 and 2019, respectively. The Company had negative equity of $2.6 million and $1.0 million as of March 31, 2020 and 2019, respectively. The Company did not meet certain financial covenants required in the credit agreement with Keybank National Association (“Keybank”). As of March 31, 2020, the Company has outstanding loan facilities of approximately $20.1 million due to Keybank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of March 31, 2020, the Company also has $5.1 million of advances and receivable from the related parties we intend to collect. Subsequently in April and May 2020, the Company received Paycheck Protection Program loan of approximately $1.77 million.

The Company was in default under the Credit Agreement as of March 31, 2020 and 2019. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of March 31, 2020 and 2019, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

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

From January to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company is not incompliance with certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections

●	Cost/work detail on the completion of the CT store

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report. The Forbearance Agreement is still under negotiation.

On December 17, 2019, the Company received a letter from the Listing Qualifications Staff (the “Staff’) of the Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires an issuer to maintain a minimum closing bid price of $1.00 per share (the “Bid Price Rule”). In accordance with the Nasdaq Listing Rules, the Company was provided with a 180-day grace period to regain compliance with the Bid Price Rule, through June 15, 2020. The notice has no immediate impact on the listing or trading of the Company’s securities on Nasdaq. The Company has received a written notice from the Listing Qualifications Staff of Nasdaq on May 4, 2020, indicating that the Company has regained compliance with Nasdaq’s continued listing requirements and that its common stock will continue to be listed on Nasdaq Stock Market.

The Company was impacted by the COVID-19 outbreak as it operates in area under stay-at-home orders since mid-March 2020. The Company had to operate under reduced hours including closure of the stores located in in Brooklyn, New York and in Flushing, New York, where are with high population and at high risk of infection during the end of March and April peak period. Sales was decreased by $0.3 million due to the lockdown in March 2020.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $65.6 million of operating lease assets and $72.3 operating lease liabilities on the consolidated balance sheet as of April 1, 2019. See Note 12 for additional information.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit and other liabilities, including current maturities, approximated their carrying value as of March 31, 2020 and 2019, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of  March 31, 2020 and 2019. For the year ended March 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	For the years ended
	March 31, 2020	March 31, 2019
Grocery	$40,795,051	$54,219,303
Perishable goods	48,657,980	71,212,136
Total	$89,453,031	$125,431,439

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

The Company estimates the fair value of assets acquired and liabilities assumed in a business combination. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of income.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). In November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to managerial accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of adopting this standard, and does not believe this guidance will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

5. Accounts Receivable

A summary of accounts receivable, net is as follows:

	March 31,	March 31,
	2020	2019
Customer purchases	$3,975,414	$4,008,747
Credit card receivables	143,851	532,369
Food stamps	26,407	99,762
Others	2,518	2,518
Total accounts receivable	4,148,190	4,643,396
Allowance for bad debt	(742,849)	(615,487)
Accounts receivable, net	$3,405,341	$4,027,909

6. Inventories

A summary of inventories, net is as follows:

	March 31,	March 31,
	2020	2019
Non-perishables	$5,396,152	$8,762,634
Perishables	820,761	1,723,882
Inventories	6,216,913	10,486,516
Allowance for slow moving or defective inventories	(31,811)	(75,150)
Inventories, net	$6,185,102	$10,411,366

7. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	March 31,	March 31,
Entities	2020	2019
New York Mart, Inc.	$2,092	$-
Pacific Supermarkets Inc.	-	437,863
NY Mart MD Inc.	363,296	335,374
iFresh Harwin Inc	-	-
Advances – related parties	$365,388	$773,237

New York Mart, Inc.	605,265	605,265
Pacific Supermarkets Inc.	-	428,237
NY Mart MD Inc.	3,841,237	3,181,011
iFresh Harwin Inc	248,480	232,797
Receivables – related parties	4,694,982	4,447,310
Total advances and receivables – related parties	$5,060,370	$5,220,547

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

8. Property and Equipment

	March 31,	March 31,
	2020	2019
Furniture, fixtures and equipment	$21,023,715	$19,957,600
Automobiles	1,997,925	2,214,306
Leasehold improvements	9,442,401	8,849,422
Software	6,735	6,735
Total property and equipment	32,470,776	31,028,063
Accumulated depreciation and amortization	(12,701,624)	(10,740,877)
Property and equipment, net	$19,769,152	$20,287,186

Depreciation expense for the year ended March 31, 2020 and 2019 was $2,121,564 and $1,999,562, respectively.

9. Intangible Assets

A summary of the activities and balances of intangible assets are as follows:

	Balance at March 31,		Balance at March 31,
	2019	Additions	2020
Gross Intangible Assets
Acquired leasehold rights	$2,500,000	$-	$2,500,000
Total intangible assets	$2,500,000	$-	$2,500,000
Accumulated Amortization
Total accumulated amortization	$(1,466,663)	$(133,332)	$(1,599,995)
Intangible assets, net	$1,033,337	$(133,332)	$900,005

Amortization expense was $133,332 and $133,332 for the year ended March 31, 2020 and 2019, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending March 31,
2021	$133,333
2022	133,333
2023	133,333
2024	133,333
2025	133,333
Thereafter	233,340
Total	$900,005

10. Debt

A summary of the Company’s debt is as follows:

	March 31,	March 31,
	2020	2019
Revolving Line of Credit-KeyBank National Association	$4,950,000	4,950,000
Delayed Term Loan-KeyBank National Association	4,102,483	4,494,983
Term Loan-KeyBank National Association	11,408,189	12,342,206
Less: Deferred financing cost	(319,375)	(501,875)
Total	20,141,297	21,285,314

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of March 31, 2020.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of March 31, 2020 and 2019, these ratios were failed, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

From Jan to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company has filed certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	July and August required payments will be regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered immediately.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the Forbearance Agreement is still under negotiation.

Maturities of borrowings against the term loan under this credit facility for each of the next five years are as follows:

Year Ending March 31
2021	$2,146,472
2022	17,994,825
Total	$20,141,297

11. Notes Payable

Notes payables consist of the following:

	March 31,	March 31,
	2020	2019
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	8,730	18,823
Colonial Buick GMC
Secured by vehicle, 8.64%, principal and interest of $736 due monthly through February 1, 2020	-	6,350
Koeppel Nissan, Inc.
Secured by vehicle, 3.99%, principal and interest of $612 due monthly through January 18, 2021, early paid off in 2020	-	12,378
Secured by vehicle, 0.9%, principal and interest of $739 due monthly through March 14, 2020	-	8,826
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through September 1, 2022	18,707	25,415
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	13,357	23,546
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2020	29,532	50,172

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	8,500	13,096
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	18,340	25,928
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	11,633	24,031
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	15,810	19,978
Total Notes Payable	$124,609	$228,543
Current notes payable	(77,903)	(98,475)
Long-term notes payable, net of current maturities	$46,706	$130,068

All notes payables are secured by the underlying financed automobiles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending March 31,
2021	$77,903
2022	40,656
2023	6,050
Total	$124,609

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

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of March 31, 2020 was as follows:

As of March 31, 2020
Operating Lease Assets:
Operating Lease	$57,587,790
Total operating lease assets	57,587,790
Operating lease obligations:
Current operating lease liabilities	5,438,356
Non-current operating lease liabilities	58,729,843
Total Lease liabilities	$64,168,199

Weighted Average Remaining Lease Term Operating Lease	12.47 years
Weighted Average discount rate	4.3%

	March 31,	March 31,
	2020	2019
Finance lease Assets
Vehicles under finance lease	$874,698	$874,698
Accumulated depreciation	219,679	159,938
Finance lease assets, net	$655,019	$714,760

	March 31,	March 31,
	2020	2019
Finance lease obligations:
Current	$137,243	$148,778
Long-term	277,350	413,225
Total obligations	$414,593	$562,003

Weighted Average Remaining Lease Term Finance Lease		1.88 years
Weighted Average discount rate		7.1%

Supplemental cash flow information related to leases was as follows:

As of March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$7,691,944
Finance lease	147,410

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
	Lease	lease
2021	169,004	8,088,762
2022	148,162	7,833,368
2023	146,831	8,078,334
2024	10,522	7,896,900
2025		7,359,994
Thereafter	-	46,108,683
Total minimum lease payments	$474,519	$85,366,040
Less: Amount representing interest	(59,926)	(21,194,841)
Total	$414,593	$64,168,199

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

The following table presents summary information by segment for the years ended March 31, 2020 and 2019, respectively:

	Year ended March 31, 2020
	Wholesale	Retail	Total

Net sales	$16,336,795	$73,116,236	$89,453,031
Cost of sales	12,152,005	53,805,938	65,957,943
Retail occupancy costs	-	6,660,448	6,660,448
Gross profit	$4,184,790	$12,649,850	$16,834,640

Interest expense, net	$(11,118)	$(1,813,549)	$(1,824,667)
Depreciation and amortization	$491,233	$9,559,104	$10,050,337
Capital expenditures	$-	$2,828,495	$2,828,495
Segment loss before income tax provision	$766,381	$(9,239,428)	$(8,473,047)
Income tax provision (benefit)	$16,841	$(203,036)	$(186,195)
Segment assets	$14,032,417	$85,226,744	$99,259,161

	Year ended March 31, 2019
	Wholesale	Retail	Total

Net sales	$18,463,885	$106,967,554	$125,431,439
Cost of sales	14,225,146	81,664,829	95,889,975
Retail occupancy costs	-	9,148,872	9,148,872
Gross profit	$4,238,739	$16,153,853	$20,392,592

Interest expense, net	$(12,803)	$(1,301,492)	$(1,314,295)
Depreciation and amortization	$234,837	$2,080,557	$2,315,394
Capital expenditures	$32,061	$4,633,789	$4,665,850
Segment income (loss) before income tax provision	$(57,863)	$(11,378,056)	$(11,435,919)
Income tax provision (benefit)	$2,872	$564,651	$567,523
Segment assets	$10,571,565	$36,529,794	$47,101,359

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

Management determined that these warrants are equity instruments because the warrants are both a) indexed to its own stock; and b) classified in stockholders’ equity. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity. On June 5, 2019, the Company agreed to issue to the Holders an aggregate of 1,170,000 shares (“Exchange Shares”) of the Company’s common stock, par value $0.0001 per share and warrant to purchase an aggregate of 1,170,000 shares of Common Stock (the “Exchange Warrants”) as the negotiated purchase price for the Existing Warrants based on the Black Scholes Value as a result of a certain transaction which was deemed as a Fundamental Transaction as defined in purchase agreement. On March 23, 2020, 585,000 warrants has been cashless exercised to 287,049 shares of common stock.

On December 11, 2019, iFresh Inc. (the “Company”) entered into an agreement (the “Conversion Agreement”) between Mr. Deng and the Company, pursuant to which the Mr. Deng agreed to convert debt owed to him by the Company into 1,000 preferred shares of the Company’s common stock. Upon receiving stockholder approval for the conversion, the 1,000 shares of preferred stock will automatically convert into shares of the Company’s common stock.

On January 13, 2020, the Company filed a Certificate of Designation creating the class of Preferred Stock required by the Conversion Agreement, and $3,500,000 of capital Mr. Deng contributed to the Company were converted into 1,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has no voting rights, no dividend, no redemption right and will convert automatically into 9,210,526 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders. In the event of the liquidation of the Company, the Preferred Stock has a preference equal to $3,500,000 over the Company’s common stock.

On March 25, 2020, the Company entered into an agreement (the “Purchase Agreement”) with two third party individuals, Dengrong Zhou and Qiang Ou (the “Investors”), pursuant to which the Investors agreed to purchase 1,783,167 shares of the Company’s common stock in exchange for $2,500,000. Subsequently on April 9, 2020, these shares were issued and the transaction was closed.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. Pursuant to The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, NOLs from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first) and suspends the 80% of taxable income limitation through the 2020 tax year. The NOL carryback can result in an immediate refund of taxes paid in prior years. The valuation allowance for deferred tax assets was $7,643,963 and $6,260,912 as of March 31, 2020 and 2019.

The Company has approximately $30,496,643 and $20,688,214 of US NOL carry forward of which approximately $3,135,816 and $2,891,876 are SRLY NOL as of March 31, 2020 and March 31, 2019, respectively. For income tax purposes, those NOLs will expire in the year 2033 through 2037.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the year ended
	March 31,
	2020	2019
Current:
Federal	$-	$-
State	341,332	369,278
	341,332	369,278
Deferred:
Federal	(711,436)	261,649
State	183,909	(63,404)
	(527,527)	198,245

Total	$(186,195)	$567,523

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	Years ended March 31,
	2020	2019
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	7%
Other non-deductible fees and expenses	10%	(2.4%)
Changes in deferred tax allowance	(36%)	(32.2%)
Other	-%	1.6%

Effective tax rate	2%	(5%)

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts as follows:

	March 31,	March 31,
	2020	2019
Deferred Tax Assets/ (Liabilities):
Deferred expenses	$164,434	$101,829
Sec 263A Inventory Cap	38,207	208,514
Deferred rent/Lease obligation	2,215,294	2,092,128
Depreciation and amortization	(3,008,058)	(2,305,164)
Net operating losses	8,305,813	5,993,061
163 (j) business interest	-	286,133
Valuation allowance	(7,643,963)	(6,260,912)
Net Deferred Tax Assets	$643,116	$115,589

16. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the year ended March 31, 2020 and 2019 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of March 31, 2020 and 2019 were included in advances and receivables – related parties (see Note 7).

Year ended March 31, 2020
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Tampa Seafood	$2,000	$-	$-
Dragon Seeds	3,650	-	-
NY Mart MD Inc.	22,550	11,520	1,004,275
NYM Elmhurst Inc.	90,698	4,752	828,932
Spring Farm Inc.	6,050	-	58,134
New Ming	-	8,320	-
Pine Court Chinese Bistro	-	-	58,408
Others	80,000	250	-
	$204,948	$24,842	$1,949,749

Year ended March 31, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
New York Mart, Inc.	$11,651	$880	$2,248,885
Pacific Supermarkets Inc.	77,998	14,040	1,327,401
NY Mart MD Inc.	86,529	10,920	193,741
El Monte	4,410	-	315,641
iFresh Harwin Inc	2,862	2,600	9,677
Spring Farm Inc.	5,052	1,600	2,005
Spicy Bubbles, Inc.	4,944	-	-
Tampa Seafood	3,610	-	-
Pine Court Chinese Bistro	-	-	52,996
	$197,056	$30,040	$4,150,346

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $886,543 and $1,208,000 for the year ended on March 31, 2020 and 2019.

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

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

This case relates to a dispute between Ming’s Supermarket, Inc. (“Ming”), the subsidiary of the Company and the landlord of the building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), under a long-term operating lease (“Lease”). Since February 2015, Ming was unable to use the premise of the property due to a structure damage assessed by the Inspectional Services Department of the City of Boston (“ISD”), and stopped paying the rent since April 2015 after the landlord refused to perform structural repairs. The landlord then sued Ming for breach of the Lease and unpaid rent, and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to perform structural repairs under the Lease.

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

The landlord filed an appeal, the appeal hearing was held in July 12, 2019 and judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing specific performance. On November 5, 2019, the Appeal Count issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

The final judgment was entered after rescript on May 7, 2020. On June 29, 2020, the landlord executed the final judgment finally and made the payment of $2,536,142 to Ming.

Hartford Fire Insurance Company v. New York Mart Group Inc.

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,498 for the alleged loss. The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case.

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

JD Prroduce Maspeth LLC v. iFresh, Inc. alt.

On September 16, 2019, the JD Produce Maspeth (“plaintiff”) seeks $178,953 in unpaid goods purchased by the Company. The legal process was just initiated and interrupted by the outbreak of COVID-19. The Company has recorded the purchase and payable on the financial statements.

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc, has failed to pay the rents on time. The landlord has sued the Company for nonpayment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees. These amounts have been fully accrued as of March 31, 2020.

18. Subsequent Event

Key Bank Loans

From Jan to June 2020, the Company failed to make loan payment of $1,194,878. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank. Please refer to Note 10 for key terms.

Acquisitions

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd., pursuant to which the Sellers will sell their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) to the Company in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company.

On April 22, 2020, the Company consummated the above transactions. The aggregate fair value of the consideration paid by the Company in the acquisition is approximately $9.8 million and is based on the closing price of the Company’s common stock at the date of closing. The excess of total cost of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of this acquisition:

(Unaudited)

Cash	$371,910
Accounts receivable, net	84,260
Inventories, net	2,099,306
Advances to suppliers, net	76,476
Other current assets	910,435
Property and equipment, net	4,310,878
Total tangible assets acquired	$7,852,665

Accounts payable	9,260
Advance from customers	386,119
Accrued expenses and other payables	703,060
Deferred tax liability	954,173
Total liability assumed	2,052,612
Net tangible assets acquired	5,800,053
Intangible assets	3,013,272
Goodwill	1,026,250

Total consideration	9,839,575

The following table presents the Company’s unaudited pro forma results for the years ended March 31, 2020, as if the acquisitions had occurred on April 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

For the year ended March 31, 2020
Pro forma net revenue	$91,423,225
Pro forma net loss	(7,538,237)
Pro forma loss per share	(0.29)
Weighted average shares-Basic and diluted	26,068,249

On March 17, 2020, the Company entered into a purchase agreement (the “Acquisition Agreement”) with Guo Hui Ji, a citizen of the People’s Republic of China (the “Seller”) and Xiamen DL Medical Technology Co, Ltd., a People’s Republic of China company, pursuant to which the Seller will sell his 70% equity interests in Xiamen DL Medical Technology Co, Ltd. to the Company (the “Equity Interests”). In consideration for the Equity Interests, the Company shall pay to the Seller $600,000 in cash and issue 900,000 shares of common stock of the Company to the Seller.

On April 28, 2020, the Company consummated the above transactions. The aggregate fair value of the consideration paid by the Company in the acquisition is approximately $1.7 million and is based on the closing price of the Company’s common stock at the date of closing. As of this report date, the Company is still gathering information necessary to provide those disclosures with regard to this transaction. The Company plan to provide this information in its quarterly report on Form 10-Q for the period ended June 30, 2020.

On August 6, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Zhang Fei and Liu Meng (collectively, the “Sellers”) and Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (the “Target”), pursuant to which the Sellers will sell their 100% interest in the Target to the Company in exchange for 5,036,298 shares of the Company’s common stock and 1,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series C Preferred Stock will be converted into 1,916,781 shares of the Company’s common stock. The Series C Preferred Stock will rank on parity with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. All of the issuances and conversions of the Company’s common stock in the foregoing Acquisition Agreement were at a price per share of $1.402. The closing of the acquisition as contemplated by the Acquisition Agreement is subject to customary closing terms and conditions.