Form 10-Q
period 2020-06-30
iFresh Inc
filed 2020-08-20
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2020, 25,194,086 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$4,426,836	$751,942
Accounts receivable, net	3,380,237	3,405,341
Advances to vendor	1,022,607	-
Inventories, net	10,878,423	6,185,102
Prepaid expenses and other current assets	4,664,638	3,691,990
Total current assets	24,372,741	14,034,375
Advances and receivables - related parties	5,862,432	5,060,370
Property and equipment, net	24,261,728	19,769,152
Intangible assets, net	4,295,029	900,005
Security deposits	1,264,352	1,264,353
Right of use assets-lease	58,408,630	57,587,790
Deferred income taxes	643,116	643,116
Goodwill	2,240,798	-
Total assets	$121,348,826	$99,259,161

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$8,996,800	$10,674,455
Deferred revenue	2,786,642	1,311,228
Borrowings against lines of credit, current,net	20,141,297	20,141,297
Notes payable, current	76,068	77,903
Finance lease obligations, current	133,733	137,243
Accrued expenses	1,679,214	1,307,069
Operating lease liabilities, current	5,441,020	5,438,356
Other payables, current	4,225,834	3,584,756
Total current liabilities	43,480,608	42,672,307

Notes payable, non-current	29,550	46,706
Finance lease obligations, non-current	245,314	277,350
PPP Loans from government	1,768,212	-
Other payables, non-current	83,102	83,102
Deferred tax liability	1,083,763	-
Long term operating lease liabilities	59,546,344	58,729,843
Total liabilities	106,236,893	101,809,308

Commitments and contingencies

Equity (deficiency)
Series A Preferred shares, $.0001 par value, 1,000,000 shares authorized; 1,000 shares issued	3,500,000	3,500,000
Series B Preferred shares, $.0001 par value, 1,000 shares authorized and issued	4,908,539	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,194,086 and 18,658,547 shares issued and outstanding as of June 30, 2020 and March 31, respectively	3,945	1,866
Additional paid-in capital	26,754,480	18,202,323
Accumulated deficit	(20,650,949)	(24,254,336)
Accumulated other comprehensive income	21,560	-
Total stockholders’ equity (deficiency) attributable to iFresh	14,537,575	(2,550,147)
Noncontrolling interest	574,358	-
Total equity (deficiency)	15,111,933	(2,550,147)
Total liabilities and equity (deficiency)	$121,348,826	$99,259,161

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the three months ended June, 30
	2020	2019

Net sales	$21,268,301	$23,084,675
Net sales-related parties	265,614	743,107
Total net sales	21,533,915	23,827,782
Cost of sales	13,822,463	16,516,099
Cost of sales-related parties	194,620	582,569
Retail Occupancy costs	1,473,174	1,930,619
Gross profit	6,043,658	4,798,495

Selling, general and administrative expenses	4,414,162	8,575,894
Income (Loss) from operations	1,629,496	(3,777,399)
Interest expense, net	(361,226)	(609,745)
Other income	2,329,200	921,081
Income (Loss) before income taxes	3,597,470	(3,466,063)
Income tax provision	-	(97,937)
Net income (Loss)	$3,597,470	$(3,368,126)

Less: net loss attributable to non-controlling interest	(5,918)	-
Net Income (Loss) attributable to iFresh	3,603,388	(3,368,126)

Other Comprehensive income (loss)
Foreign currency translation adjustment	21,980	-
Comprehensive income (loss)	3,619,450	(3,368,126)
Less: comprehensive loss attributable to non - controlling interests	(5,497)	-
Comprehensive income (loss) attributable to iFresh	3,624,947	(3,368,126)

Earnings (loss) per share:
Basic	$0.15	$(0.19)
Diluted	$0.15	$(0.19)
Weighted average shares outstanding:
Basic	23,809,463	17,385,010
Diluted	23,809,463	17,385,010

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June, 30
	2020	2019
Cash flows from operating activities
Net income (loss)	$3,597,470	$(3,368,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	573,872	561,644
Amortization expense	136,633	215,833
Share based compensation	-	1,921,081
Lease amortization	1,965,277	2,142,010
Bad debt reserve	101,708	233,448
Deferred income taxes	-	(97,937)
Changes in operating assets and liabilities:
Accounts receivable	(44,868)	(181,405)
Inventories	(2,557,209)	1,596,001
Advance to vendor	397,033	-
Prepaid expenses and other current assets	(61,128)	211,284
Security deposits	-	5,645
Accounts payable	(1,686,944)	(2,637,611)
Deferred revenue	436,797	313,698
Accrued expenses	(192,600)	(1,357)
Taxes payable	(29,155)	-
Operating lease liabilities	(1,966,952)	(2,062,703)
Other liabilities	471,194	528,028
Net cash provided by (used in) operating activities	1,141,128	(620,467)
Cash flows from investing activities
Cash advances to related parties	(802,063)	610,738
Acquisition of property and equipment	(671,900)	(281,489)
Cash paid for acquisition of Xiamen DL Medical Technology Co, Ltd. (“DL Medical”), net of cash received	(577,453)	-
Cash received from acquisition of Hubei Rongentang Herbal Wine Co., Ltd., (“RET”)	371,310	-
Net cash provided by (used in) investing activities	(1,680,106)	329,249
Cash flows from financing activities
Cash received from government loans	1,768,212	-
Repayments on term loan	-	(507,599)
Repayments on notes payable	(18,990)	(24,814)
Payments on finance lease obligations	(35,546)	(34,427)
Cash received from capital contribution	-	1,119,582
Cash received from issuance of stock	2,500,000	-
Net cash provided by financing activities	4,213,676	552,742

Effect of exchange rate change on Cash and cash equivalents	196	-

Net increase in cash and cash equivalents	3,674,894	261,524
Cash and cash equivalents at beginning of the period	751,942	1,048,090
Cash and cash equivalents at the end of the period	$4,426,836	$1,309,614
Supplemental disclosure of cash flow information
Cash paid for interest	$9,858	$609,745

Supplemental disclosure of non-cash investing and financing activities
Right of use assets obtained in exchange for operating lease liabilities	$1,989,116	$-
Common stock issued for business acquisitions	$6,052,335	$-
Preferred stock issued for business acquisitions	$4,908,539	$-

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHIANGE IN EQUITY (DEFICIENCY)

For the three months ended June 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total iFresh Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Shares	amount	Capital	Deficit	Income	(deficiency)	Interest	(Deficiency)
Balances at March 31, 2019	-	$-	16,737,685	$1,674	$14,933,829	$(15,967,482)	$-	$(1,031,979)	$-	$(1,031,979)
Capital contribution					1,119,421			1,119,421		1,119,421
Net loss						(3,368,126)		(3,368,126)		(3,368,126)
Common stock issued in connection of warrants exercise			1,170,000	117	1,450,683			1,450,800		1,450,800
Stock issued for service			443,813	44	470,398			470,442		470,442
Balances at June 30, 2019	-	$-	18,351,498	1,835	$17,974,330	$(19,335,608)	$-	$(1,359,442)	$-	$(1,359,442)

Balances at March 31, 2020	1,000	$3,500,000	18,658,547	$1,866	$18,202,323	$(24,254,336)	$-	$(2,550,147)	$-	$(2,550,147)
Stock issued for business acquisition	1,000	$4,908,539	4,752,372	1,901	6,052,335	-		10,962,775	579,855	11,542,630
Stock issued for stock purchase agreement			1,783,167	178	2,499,822			2,500,000		2,500,000
Net income (loss)					-	3,603,388		3,603,388	(5,918)	3,597,470
Foreign currency translation adjustment					-	-	21,560	21,560	420	21,980
Balances at June 30, 2020	2,000	$8,408,539	25,194,086	3,945	26,754,480	$(20,650,949)	$21,560	$14,537,575	$574,358	$15,111,933

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

In April 2020, the Company acquired Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd., (“RET”) and Xiamen DL Medical Technology Co, Ltd., (“DL Medical”) which are incorporated and located in China to expand its business. RET is engaged in the business of manufacturing and selling rice liquor products and herbal rice wine products. DL Medical’s core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, cotton spinning processing (Refer to Note 5 for the detail of these acquisitions).

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had negative working capital of $19.1 million and $28.6 million as of June 30, 2020 and March 31, 2020, respectively. The Company had negative equity of $2.6 million as of March 31, 2020. For the year ended March 31, 2020, the Company had operating losses of $8.3 million. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of June 30, 2020, the Company has outstanding loan facilities of approximately $20.1 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of June 30, 2020, the Company also has $5.9 million of advances and receivable from the related parties we intend to collect. In April and May 2020, the Company received Paycheck Protection Program loan (“PPP loan”) of approximately $1.77 million. For the quarter ended June 30, 2020, the Company has net operating income of $3.6 million due to the effort of cutting expense, closing stores with low performance. In addition, the Company had positive net equity through the acquisition of two business in China.

The Company was in default under the Credit Agreement as of June 30, 2020 and March 31, 2020. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 month period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of June 30, 2020 and March 31, 2020, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership.  KeyBank has notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the events of shares transfer defaults for certain period of time.  The Forbearance Agreement contains customary forbearance covenants and other forbearance covenants and defined certain events of defaults. Starting from May 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

From January to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company is not incompliance with certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts

●	Default interest will be deferred until September 25, 2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections

●	Cost/work detail on the completion of the CT store

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this filing, the Forbearance Agreement is still under negotiation.

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

The Company was impacted by the COVID-19 outbreak as it operates in area under stay-at-home orders since mid-March 2020. The Company had to operate under reduced hours including temporary closure of the stores located in in Brooklyn, New York and in Flushing, New York, where are with high population and at high risk of infection during the end of March and April peak period. Sales decreased by $1.0 million due to the lockdown for the quarter ended June 30, 2020.

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

3. Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on August 13, 2020.

The Company has four reportable and operating segments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results.

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

Inventories

Inventories in our supermarket and trading business consist of merchandise purchased for resale, which are stated at the lower of cost or market. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts). Inventories in our business consist raw material, working in progress and finished products. Costs include the cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is calculated using the weighted average method.

Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Allowances for obsolescence are also assessed based on expiration dates, as applicable, taking into consideration historical and expected future product sales.

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the presentation of $65.6 million of operating lease assets and $72.3 operating lease liabilities on the consolidated balance sheet as of April 1, 2019(See Note 13 for additional information).

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit, PPP loans and other liabilities, including current maturities, approximated their carrying value as of June 30, 2020 and March 31, 2020, respectively. The Company’s estimates of the fair value of line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Paycheck Protection Program Loans (PPP) Loans

The Company’s policy is to account for the PPP loan (See Note 11) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfill contracts recorded on the Consolidated Balance Sheet as of  June 30, 2020 and March 31, 2020. For the three months ended June 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by geographical group:

	For the three months ended
	June 30, 2020	June 30, 2019
The United States	$21,316,863	$23,827,782
China	217,052	-
Total	$21,533,915	$23,827,782

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree , (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

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

Goodwill

The Company early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new standard, an impairment loss will be recognized in the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired.

The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated useful lives (years)
Business license	15
Land use right	46
Backlog	1

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

5. Acquisitions

Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd. (“RET”)

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

The transaction was accounted for as a business combination using the purchase method of accounting. The preliminary purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$371,310
Accounts receivable, net	84,260
Inventories, net	2,099,306
Advances to suppliers, net	76,476
Other current assets	910,435
Property and equipment, net	4,310,878
Total tangible assets acquired	$7,852,665

Accounts payable	$9,260
Advance from customers	386,119
Accrued expenses and other payables	703,060
Deferred tax liability	954,173
Total liability assumed	2,052,612
Net tangible assets acquired	5,800,053
Intangible assets	3,013,272
Goodwill	1,026,250

Total consideration	$9,839,575

The Company recorded acquired intangible assets of $3,013,272. These intangible assets include land use right of $2,745,289 and business license of $208,756. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of RET included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to June 30, 2020 are as follows:

From acquisition date to June 30, 2020
Revenue	$192,749
Net Loss	(22,597)

Xiamen DL Medical Technology Co, Ltd. (“DL Medical”)

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

The transaction was accounted for as a business combination using the purchase method of accounting. The preliminary purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$22,577
Inventories, net	28,975
Advances to suppliers, net	1,341,604
Property and equipment, net	69,780
Total tangible assets acquired	$1,462,936

Advance from customers	$703,321
Accrued expenses and other payables	59,880
Deferred tax liability	129,590
Total liability assumed	892,791
Net tangible assets acquired	570,145
Intangible assets	518,362
Goodwill	1,214,548
Net assets acquired	2,303,055

Noncontrolling interest	579,855
Total consideration	$1,723,200

The Company recorded acquired intangible asset of $518,362. These intangible asset includes backlog list. The associated goodwill and intangible assets are not deductible for tax purposes. The estimated fair value of the non-controlling interest was determined based on the preliminary purchase price allocation report prepared by an independent third-party appraiser by using discount cash flow model.

The amounts of revenue and earnings of DL Medical included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to June 30, 2020 are as follows:

From acquisition date to June 30, 2020
Revenue	$24,303
Net Loss	(19,725)

The following table presents the Company’s unaudited pro forma results for the three months ended June 30, 2020 and 2019, respectively, as if the RET and DL Medical Acquisition had occurred on April 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and Statutory rates were used to calculate income taxes.

	June 30,	June 30,
	2020	2019
Pro forma revenue	$21,364,676	$24,290,654
Pro forma net income (loss)	3,529,731	(3,257,360)
Pro forma earnings per common share-basic and diluted	0.14	(0.15)
Weighted average shares-basic and diluted	25,017,729	21,894,114

6. Accounts Receivable

A summary of accounts receivable, net is as follows:

	June 30,	March 31,
	2020	2020
Customer purchases	$3,927,986	$3,975,414
Credit card receivables	270,346	143,851
Food stamps	25,410	26,407
Others	1,052	2,518
Total accounts receivable	4,224,794	4,148,190
Allowance for bad debt	(844,557)	(742,849)
Accounts receivable, net	$3,380,237	$3,405,341

7. Inventories

A summary of inventories, net is as follows:

	June 30,	March 31,
Inventories in US entities	2020	2020
Non-perishables	$7,569,408	$5,396,152
Perishables	1,092,723	820,761
Subtotal	8,662,131	6,216,913
Inventories in Chinese entities
Raw material	$976,068	$-
Work-in-process	$548,236	$-
Finished goods	$734,689	$-
Subtotal	2,258,993	-
Allowance for slow moving or defective inventories	(42,701)	(31,811)
Inventories, net	$10,878,423	$6,185,102

8. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	June 30,	March 31,
Entities	2020	2020
New York Mart, Inc.	$2,092	$2092
New York Mart Elmhurst Inc.	450,908	-
NY Mart MD Inc.	770,701	363,296
iFresh Harwin Inc.	85	-
Advances – related parties	$1,223,786	$365,388

New York Mart, Inc.	605,265	605,265
New York Mart Elmhurst Inc.	53,390	-
NY Mart MD Inc.	3,731,511	3,841,237
iFresh Harwin Inc.	248,480	248,480
Receivables – related parties	4,638,646	4,694,982
Total advances and receivables – related parties	$5,862,432	$5,060,370

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting some of these advances and receivables into deposits towards the purchase price upon planned acquisitions of some of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, the majority shareholder and the Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 17). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng.

9. Property and Equipment

	June 30,	March 31,
	2020	2020
Buildings and properties	$4,333,245	$-
Furniture, fixtures and equipment	23,204,560	21,023,715
Automobiles	2,089,597	1,997,925
Leasehold improvements	9,594,296	9,442,401
Software	11,435	6,735
Total property and equipment	39,233,133	32,470,776
Accumulated depreciation and amortization	(14,971,405)	(12,701,624)
Property and equipment, net	$24,261,728	$19,769,152

In connection with the Business Acquisition as disclosed in Note 5 above, the Company acquired approximately $4.3 million buildings and properties, of which depreciation period is 15 years

Depreciation expense for the three months ended June 30, 2020 and 2019 was $573,872 and $561,644, respectively.

10. Intangible Assets

	June 30,	March 31,
	2020	2020
Acquired leasehold rights	$2,500,000	$2,500,000
Business license	208,756	-
Land use right	2,804,539	-
Backlog	518,362	-
Total Intangible assets	6,031,657	2,500,000
Accumulated amortization	(1,736,628)	(1,599,995)
Intangible assets, net	$4,295,029	$900,005

In connection with the Business Acquisition as disclosed in Note 5, the Company acquired $3,531,657 of intangible assets. Business license , land use right and backlog has an estimated weighted-average amortization period of approximately 15 years, 46 years and 12 months respectively.

Amortization expense was $136,333 and $33,333 for the three months ended June, 2020 and 2019, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending June 30,
2021	$666,737
2022	234,763
2023	234,763
2024	234,763
2025	234,763
Thereafter	2,689,240
Total	$4,295,029

11. Debt

A summary of the Company’s debt is as follows:

	June 30,	March 31,
	2020	2020
PPP loans from government	$1,768,212	$-
Revolving Line of Credit-KeyBank National Association	4,950,000	4,950,000
Delayed Term Loan-KeyBank National Association	4,102,483	4,102,483
Term Loan-KeyBank National Association	11,408,189	11,408,189
Less: Deferred financing cost	(319,375)	(319,375)
Total	$21,909,509	$20,141,297

PPP Loans from government

In April and May 2020, the Company applied for and received funding for a loan of $1,768,212 provided by US Small Business Administration (“SBA”) Paycheck Protection Program, which is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”), enacted on March 27, 2020. Under the terms of the SBA PPP loan, up to 100% of the principal and accrued interest may be forgiven if certain criteria are met and the loan proceeds are used for qualifying expenses such as payroll costs, benefits, rent, and utilities as described in the CARES Act. These loans have an interest rate of 1% with a maturity of 2 years.

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with Key Bank National Association (“Key Bank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of June 30, 2020.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of June 30, 2020 and March 31, 2020, these ratios were failed, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and major shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

12. Notes Payable

Notes payables consist of the following:

	June 30,	March 31,
	2020	2020
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	6,142	8,730
Koeppel Nissan, Inc.
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through June 1, 2022	16,776	18,707
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	10,741	13,357
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2021	24,165	29,532

Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	7,322	8,500
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	16,442	18,340
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	9,483	11,633
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	14,547	15,810
Total Notes Payable	$105,618	$124,609
Current notes payable	(76,068)	(77,903)
Long-term notes payable, net of current maturities	$29,550	$46,706

All notes payables are secured by the underlying financed vehicles.

Maturities of the notes payables for each of the next five years are as follows:

Year Ending June 30,
2021	$76,070
2022	28,284
2023	1,264
Total	$105,618

13. Leases

The Company’s material leases consist of store, warehouse, parking lots and its offices with expiration dates through 2027. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases. The lease term is generally the minimum non-cancellable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of June 30, 2020 was as follows:

As of June 30, 2020
Operating Lease Assets:
Operating Lease	$58,408,630
Total operating lease assets	58,408,630
Operating lease obligations:
Current operating lease liabilities	5,441,020
Non-current operating lease liabilities	59,546,344
Total Lease liabilities	$64,987,364

Weighted Average Remaining Lease Term Operating Lease	13.64 years
Weighted Average discount rate	4.3%

	June 30,	March 31,
	2020	2020
Finance lease Assets
Vehicles under finance lease	$874,698	$874,698
Accumulated depreciation	234,614	219,679
Finance lease assets, net	$640,084	$655,019

	June 30,	March 31,
	2020	2020
Finance lease obligations:
Current	$133,733	$137,243
Long-term	245,314	277,350
Total obligations	$379,047	$414,593

Weighted Average Remaining Lease Term Finance Lease		2.67 years
Weighted Average discount rate		7.1%

Supplemental cash flow information related to leases was as follows:

As of June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$1,969,181
Finance lease	$35,546

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
Twelve months ending June 30,	Lease	lease
2021	162,551	7,903,304
2022	146,831	8,122,465
2023	118,289	8,563,378
2024	2,259	8,117,492
2025	-	7,364,547
Thereafter	-	46,140,193
Total minimum lease payments	$429,930	$86,211,379
Less: Amount representing interest	(50,883)	(21,224,015)
Total	$379,047	$64,987,364

14. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operation results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has four operating segments as defined by ASC 280, consisting of wholesale, retail, liquor business and medical product business for the three months ended June 30, 2020. For the three months ended June 30, 2019, the Company determined it has two operation segments consisting of wholesale and retail.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the three months ended June 30, 2020 and 2019, respectively:

	For the three months ended June 30, 2020
	US wholesale	US retail	Liquor Products	Mask products	Total
Net sales	$4,227,311	$17,089,552	$192,749	$24,303	$21,533,915
Cost of sales (including retail occupancy cost)	2,761,865	12,645,555	70,554	12,283	15,490,257
Gross profit	$1,465,446	$4,443,997	$122,195	$12,020	$6,043,658
Interest expense, net	$910	$360,316	$-	$-	$361,226
Depreciation and amortization	$50,313	$480,604	$78,431	$101,157	$710,505
Capital expenditures	$-	$196,987	$6,795	$468,118	$671,900
Segment income (loss) before income tax provision	$353,414	$3,399,266	$(49,088)	$(106,122)	$3,597,470
Income tax provision	$-	$-	$-	$-	$-
Segment assets	$15,084,531	$91,828,072	$10,857,470	$3,578,753	$121,348,826

	Three months ended June 30, 2019
	Wholesale	Retail	Total

Net sales	$4,532,105	$19,295,677	$23,827,782
Cost of sales	3,193,655	13,905,013	17,098,668
Retail occupancy costs	-	1,930,619	1,930,619
Gross profit	$1,338,450	$3,460,045	$4,798,495

Interest expense, net	$(3,040)	$(606,705)	$(609,745)
Depreciation and amortization	$326,843	$2,592,644	$2,354,881
Capital expenditures	$-	$479,396	$479,396
Segment income (loss) before income tax provision	$365,856	$(3,831,919)	$(3,466,063)
Income tax provision (benefit)	$10,338	$(108,275)	$(97,937)
Segment assets	$17,638,285	$91,914,715	$109,553,000

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

In April 2020, the Company issued 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s series B convertible preferred stock., which will be converted to 3,834,796 shares of the Company’s common stock to acquire RET and DL Medical. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company. See Note 5 for the details of the transactions. The noncontrolling interest represents the 30% of equity interest in DL Medical owned by noncontrolling interest holders.

16. Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax.

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

RET and DL Medical are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Under the Corporate Income Tax Law of PRC, current corporate income tax rate of 25% is applicable to all companies, including both domestic and foreign-invested companies.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. Pursuant to The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, NOLs from the 2018, 2019, and 2020 tax years to be carried back to the previous five tax years (beginning with the earliest year first) and suspends the 80% of taxable income limitation through the 2020 tax year. The NOL carryback can result in an immediate refund of taxes paid in prior years. The valuation allowance for deferred tax assets was $7,749,248 and $7,643,963 as of June 30, 2020 and March 31, 2020.

The Company has approximately $26,743,963 and $30,496,643 of US NOL carry forward of which approximately $2,749,947 and $3,135,816 are SRLY NOL as of June 30, 2020 and March 31, 2020, respectively. The Company also has $4,789,759 NOL from its Chinese entities, which was fully reserved as valuation allowance. For income tax purposes, those NOLs will expire in the year 2033 through 2037.

Income Tax Provision (Benefit)

The provision (benefit) for income taxes consists of the following components:

	For the three months ended
	June 30,
	2020	2019
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	(73,453)
State	-	(24,484)
	-	(97,937)

Total	$-	$(97,937)

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	For the three months ended June 30,
	2020	2019
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	7%
Other non-deductible fees and expenses	-%	(0.8)%
Changes in deferred tax allowance	(28)%	(24.4)%

Effective tax rate	0.0%	2.8%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts in the two tax jurisdiction in US and China are as follows:

	June 30,	March 31,
	2020	2020
Deferred Tax Assets/ (Liabilities) in US
Deferred expenses	$200,697	$164,434
Sec 263A Inventory Cap	136,304	38,207
Deferred rent/Lease obligation	2,217,905	2,215,294
Depreciation and amortization	(3,186,433)	(3,008,058)
Net operating losses	7,826,452	8,305,813
Valuation allowance	(6,551,809)	(7,643,963)
Net Deferred Tax Assets (Liabilities) in US	$643,116	$643,116

	June 30,	March 31,
	2020	2020
Deferred Tax Assets/ (Liabilities) in China
Intangible assets	$(838,784)	$-
Property and equipment	(244,979)	-
Net operating losses	1,197,440	-
Valuation allowance	(1,197,440)	-
Net Deferred Tax Assets (Liabilities) in China	$(1,083,763)	$-

17. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the three months ended June 30, 2020 and 2019 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a majority shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of June 30, 2020 and March 31, 2020 were included in advances and receivables – related parties (see Note 8).

Three months ended June 30, 2020
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Tampa Seafood	$2,000	$-	$-
NY Mart MD Inc.	16,750	-	167,003
NYM Elmhurst Inc.	6,000	-	98,318
Spring Farm Inc.	2,750	-	293
	$27,500	$-	$265,614

Three months ended June 30, 2019
Related Parties	Management Fees	Advertising Fees	Non-Perishable & Perishable Sales
Dragon Seeds Inc.	1,650	-	-
NY Mart MD Inc.	29,300	3,680	455,377
NYM Elmhurst Inc.	24,612	2,210	279,004
Spring Farm Inc.	3,300	-	-
Pine Court Chinese Bistro	-	-	8,726
	$58,862	$5,890	$743,107

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that is owned by Mr. Long Deng, the majority shareholder of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $201,830 and $292,460 for the three months ended on June 30, 2020 and 2019.

18. Contingent Liabilities

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

The final judgment was entered after rescript on May 7, 2020. On June 29, 2020, the landlord executed the final judgment finally and made the payment of $2,536,142 to Ming, which included in other income.

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

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc., has failed to pay the rents on time. The landlord has sued the Company for nonpayment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees. These amounts have been fully accrued as of March 31, 2020.

19. Subsequent Events

Key Bank Loans

From Jan to June 2020, the Company failed to make loan payments of $1,194,878. On August 6, 2020 the Company received 3rd forbearance agreement from Key Bank. Please refer to Note 11 for key terms. It’s still under negotiations.

Acquisitions

On August 6, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Zhang Fei and Liu Meng (collectively, the “Sellers”) and Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (the “Target Company”), pursuant to which the Sellers will sell their 100% interest in the Target Company to the Company in exchange for 5,036,298 shares of the Company’s common stock and 1,000 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series C Preferred Stock will be converted into 1,916,781 shares of the Company’s common stock. The Series C Preferred Stock will rank on parity with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. All of the issuances and conversions of the Company’s common stock in the foregoing Acquisition Agreement were at a price per share of $1.402. The closing of the acquisition as contemplated by the Acquisition Agreement is subject to customary closing terms and conditions.

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

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd (collectlively, the “RET Wine Co.”)., pursuant to which the Sellers will sell their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) to the Company in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The acquisition was closed on April 22, 2020. RET Wine Co. is engaged in the business of manufacturing and sales of rice liquor products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal rice liquor products.

RET Wine Co. has an automatic filling production line with an annual production capacity of 5,000 tons of liquor products at a 1,000 square-meter facility.  Herbal Wine Co. has an automatic filling production line with an annual production capacity of 6,000 tons of herbal liquor.

In April 2020, we acquired 70% of Xiamen DL Medical Technology Co, Ltd., (“DL Medical”) a People’s Republic of China company, in exchange for $600,000 in cash and 900,000 shares of our common stock. The acquisition was closed on April 28, 2020.

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

iFresh’s net sales were $21.5 million and $23.8 million for the three months ended June 30, 2020 and 2019, respectively. Starting from April, 2020, we had revenue generated from our operations in China. For the three months ended June 30, liquor business and mask business from operations in China constituted approximately $217,000 sales. For the supermarket and trading business in the US, perishables constituted approximately 47.4% of the total sales for the three months ended June 30, 2020. iFresh’s net income was $3.6 million for the three months ended June 30, 2020, an increase of $7.0 million, or 210%, from $3.4 million of net loss for the three months ended June 30, 2019. Adjusted EBITDA was $4.7 million for the three months ended June 30, 2020, an increase of $6.9 million, or 306%, from negative $2.3 million for the three months ended June 30, 2019.

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

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. In first quarter of fiscal year 2020, the Company outsourced these two stores to third party to operate and are collecting contracting fees. The Company’s retail sales decreased significantly due to the change of operations of these two stores.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $2.3 million, or 70.6% for the three months ended June 30, 2020 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facility, which supplied about 16.8% of its procurement for the three months ended June 30, 2020. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turnover inventory and vendor payables. Any changes to the vendor and supply management could affect iFresh’s purchasing costs and operating expenses. Starting from Q4 of fiscal year 2019, the Company’s wholesale business gradually slows down and the retail stores are heavily rely on third party vendors for inventory supplies instead of centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of June 30, 2020, one iFresh store is under renovation and has not opened yet.

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

COVID-19

The Company was impacted by the COVID-19 outbreak as it operates in area under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and the communities. The safety of our associates and our customers is always our first priority. In response to COVID-19, iFresh incurred incremental operating expenses of over $305,000 in the 16 weeks ended June 30, 2020 for new initiatives implemented to support and protect our associates, customers and the communities:

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

16.	Installed plexiglass shields at all registers, guest services and pharmacy counters

Due to the stay-at-home order, sales transactions were decreased by 62% from 1.3 million transactions for the three months ended June 30, 2019 to 0.5 million transactions for the three months ended June 30, 2020. However, sales per transaction increased from $14 to $33. Sales decreased by $1.0 million due to the lockdown for the quarter ended June 30, 2020.

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

Results of Operations for the three months ended June 30, 2020 and 2019

	For the three months ended June 30,		Changes
	2020	2019	$	%
Net sales-third parties	$21,268,301	$23,084,675	$(1,816,374)	(7.9)%
Net sales-related parties	265,614	743,107	(477,493)	(64.3)%
Total Sales	21,533,915	23,827,782	(2,293,867)	(9.6)%
Cost of sales-third parties	13,822,463	16,516,099	(2,693,635)	(16.3)%
Cost of sales-related parties	194,620	582,569	(387,950)	(66.6)%
Occupancy costs	1,473,174	1,930,619	(457,445)	(23.7)%
Gross Profit	6,043,658	4,798,495	1,245,163	25.9%
Selling, general, and administrative expenses	4,414,162	8,575,894	(4,161,732)	(48.5)%
Income (loss) from operations	1,629,496	(3,777,399)	5,406,895	(143.1)%
Interest expense	(361,226)	(609,745)	248,519	(40.8)%
Other income	2,329,200	921,080	1,408,119	152.9%
Income (loss) before income tax provision	3,597,470	(3,466,064)	7,063,533	(203.8)%
Income tax provision (benefit)	-	(97,937)	97,937	(100)%
Net income (loss)	3,597,470	(3,368,127)	6,965,596	(206.,8)%
Less: net loss attributable to non-controlling interest	(5,918)	-	(5,918)	(100)%
Net income (loss) attributable to common shareholders	$3,603,388	$(3,368,127)	$6,971,514	(207)%

Net Sales

The following table summarizes disaggregated revenue from contracts with customers by segments:

	For the three months ended June 30,		Changes
	2020	2019	$	%
US Wholesale	$4,227,311	$4,532,105	$(304,794)	(7)%
US Retail	$17,089,552	$19,295,677	$(2,206,125)	(11)%
Liquor products	192,749	-	192,749	100%
Mask products	24,303	-	244,303	100%
Total Net Sales	$21,533,915	$23,827,782	$(2,293,867)	(10)%

US Retail and wholesale business

The following table summarized the sales from US supermarket and trading business for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,		Changes
	2020	2019	$	%
Net sales of retail-third parties	$17,089,552	$19,295,677	$(2,206,125)	(11)%
Net sales of wholesale-third parties	3,961,697	3,788,998	172,699	5%
Net sales of wholesale-related parties	265,614	743,107	(477,493)	(64)%
Total Net Sales	$21,316,863	$23,827,782	$(2,510,919)	(11)%

For the US supermarket and trading business, net sales were $21.3 million for the three months ended June 30, 2020, a decrease of $2.5 million, or 11%, from $ 23.8million for the three months ended June 30, 2019.

Net retail sales to third parties decreased by $2.2 million, or 11%, from $19.3 million for the three months ended June 30, 2019 to $17.1 million for the three months ended June 30, 2020.  The decrease resulted mainly from the closure of two stores in New York City due to lower performance. These two stores contributed $2.2 million for the three months ended June 30, 2019. Due to the impact of Covid-19, our sales was decreased by $1.0 million in the wholesale and retail business sector. However, we opened a new store in North Miami in January 2020, which contributed sales of $1.0 million for the three months ended June 30, 2020, compared to $nil for the three months ended June 30, 2019.

Our total net wholesale sales decreased by $0.2 million from $4.4 million for the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020. Sales was considered to be consistent for these two periods.

Liquor and mask products

In April 2020, we acquired RET Wine Co. and DL Medical in China. For the three months ended June 30, 2020, RET Wine Co. and DL Medical contributed sales of $192,749 and $24,303, respectively. DL Medical is a newly incorporated Company established in March 2020.

Cost of sales, Occupancy costs and Gross Profit

The following table summarizes disaggregated Cost from contracts with customers by segments:

	For the three months ended June 30,		Changes
	2020	2019	$	%
US Whole sale	$2,761,865	$3,193,655	$(431,790)	(14)%
US Retail	$12,645,555	$15,835,632	$(3,190,077)	(20)%
Liquor products	70,554	-	70,554	100%
Mask products	12,283	-	12,283	100%
Total Cost of sales (including occupancy cost)	$15,490,257	$19,029,287	$(3,539,030)	(19)%

US retail and wholesale business

Retail Segment	For the three months ended June 30,		Changes
	2020	2019	$	%
Cost of sales	$11,172381	$13,905,013	$(2,732,632)	(20)%
Occupancy costs	1,473,174	1,930,619	(457,445)	(24)%
Gross profit	4,443,997	3,460,045	983,952	28%
Gross margin	26%	18%	8%	-

For the retail segment, cost of sales decreased by $2.7 million, from $13.9 million for the three months ended June 30, 2019, to $11.2 million for the three months ended June 30, 2020. The decrease was consistent with the sales decreased and mainly due to the closure of two stores in New York City in 2020, which contributed cost of $1.7 million for the three months ended June 30, 2019. The cost decreased by 20%, compared to sales decrease of 11%, lead to higher margin which was calculated before adding the occupancy cost in the total cost. This is expected when the strategic decision was made to close the two stores with margin lower compared to others. For the three months ended June 30, 2019, these two stores had gross margin of 2% only.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.5million, which was mainly attributable to the closure of the two stores in New York City which contributed occupancy cost of $0.5 million for the three months ended June 30, 2019.

Gross profit was $4.4 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. Gross margin was 26% and 18% for the three months ended June 30, 2020 and 2019, respectively. The gross profit increased due to the closure of the two stores with lower gross margin in 2020 as mentioned above.

Wholesale Segment	For the three months ended June 30,		Changes
	2020	2019	$	%
Cost of sales	$2,761,865	$3,193,655	$(431,790)	(14)%
Gross profit	1,465,446	1,338,450	126,996	9%
Gross margin	35%	30%	5%	-

For our wholesale segment, the cost of sales for the three months ended June 30, 2020 decreased by $0.4 million, or 14%, from $3.2 million for the three months ended June 30, 2019 to $2.8 million for the three months ended June 30, 2020. The decrease is consistent with the decrease of sales from the wholesale segment in 2020.

Gross profit for the three months ended June 30, 2020 increased by around $0.1 million, or 9%, from $1.4 million for the three months ended June 30, 2019 to $1.5 million for the three months ended June 30, 2020. Gross margin increased by 5% from 30% to 35%. The increase was due to the significant sales decrease to its related parties, of which the margin is lower than sales made to third parties.

Liquor and mask products

For our liquor products, the cost of sales and gross profit for the three months ended June 30, 2020 were $70,554 and $122,195, respectively, with a gross margin of 63%. For our mask products, the cost of sales and gross profit for the three months ended June 30, 2020 were $12,283 and $12,020, respectively, with a gross margin of 49%. These two business have relatively high margin due to the industry barriers where business licenses are required for the manufacturing of these products.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $4.4 million for the three months ended June 30, 2020, a decrease of $4.2 million, or 48.5%, compared to $8.6 million for the three months ended June 30, 2019. For the three months ended June 30, 2019, we had $0.5 million of stock compensation to employees and $1.5 million of expense associated with warrant exercise in that quarter. Due to the change of majority shareholder from Mr. Long Deng to HK Xu Ding Co., Limited, which is qualified as “fundamental transaction” defined in the warrant agreements dated in October 23, 2018. The shareholders exercised its warrants at no cost. For the three months ended June 30, 2020, due to the permanent closure of two stores in New York City, selling, general, and administrative expenses decreased by $0.7 million. In addition, overall selling, general, and administrative expenses decreased by $1.3 million across the all segments due to the lower sales and management’s effort to cut expense, as well as the impact of Covid-19 when we have to temporarily close certain stores for 20 days in April.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 41%, from $0.6 million for the three months ended June 30, 2019, attributable to decreased interest rate from 4.45% for the three months ended June 30, 2019 to 2.25% for the three months ended June 30, 2019.

Other income

Other income was $2.3 million for the three months ended June 30, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $1.4 million, 153%, from $0.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, the Company collected $2.3 million from the litigation claims. For the three months ended June 30, 2020, management fee and rental income decreased by $0.6 million due to the closure of two stores, as well as the impact of Covid-19.

Income Taxes Provision

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax. RET and DL Medical are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Income tax expense was $nil for the three months ended June 30, 2020, compared to $98,000 of income tax benefit for the three months ended June 30, 2019. The effective income tax rate was 0% and 2.8% for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the Company utilized the deferred tax assets due to NOLs from prior periods which has been fully reserved. For the three months ended June 30, 2019, the Company recognized deferred tax result from deferred expense, inventory cap and lease liabilities.

Net Income (loss) and Net Income (loss) attributable to noncontrolling interset

	For the three months ended June 30,		Changes
	2020	2019	$	%
Net income (loss)	$3,597,470	$(3,368,126)	$6,965,596	(207)%
Net loss attributable to noncontrolling interest	$(5,918)	$-	$(5,918)	(100)%
Net income (loss) attributable to iFresh	$3,603,388	$(3,368,126)	$6,971,514	(207)%
Net income (loss) Margin	17%	(14)%	31%

Net income was $3.6 million for the three months ended June 30, 2020, an increase of $7.0 million, or 207%, from $3.4 million of net loss for the three months ended June 30, 2019, mainly attributable to the increased gross margin, decrease in selling, general, and administrative expenses and increased other income described above. Net loss attributable to noncontrolling interest resulted from the loss from DL Medical, which was 70% owned by iFresh. Net income(loss) as a percentage of sales was 17% and -14% for the three months ended June 30, 2020 and 2019, respectively.

Adjusted EBITDA

	For the three months ended June 30,		Changes
	2020	2019	$	%
Net income (loss)	$3,597,470	$(3,368,127)	$6,965,597	(207)%
Interest expense	361,226	609,745	(248,519)	(41)%
Income tax provision	-	(97,937)	97,937	(100)%
Depreciation	573,872	561,644	12,228	2%
Amortization	136,633	33,333	103,300	(310)%
Adjusted EBITDA	$4,669,201	$(2,261,342)	$6,930,543	(306)%
Percentage of sales	21.7%	-9.5%	31.2%

Income before income tax, depreciation, and amortization was $4.7 million for the three months ended June 30, 2020, an increase of $7.0 million, as compared to loss before income tax, depreciation, and amortization of $2.3 million for the three months ended June 30, 2019, mainly attributable to the increase in net income resulting from increased gross margin, decrease in selling, general, and administrative expenses and increased other income described above.

Liquidity and Capital Resources

As of June 30, 2020, iFresh had cash and cash equivalents of approximately $4.4 million. iFresh had operating income of $3.6 million and operating loss of $3.5 million for the three months ended June 30, 2020 and 2019, respectively, and had negative working capital of $19.1 million and $28.6 million as of June 30, 2020 and March 31, 2020, respectively. The long-term KeyBank loan of $20.1 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and KeyBank has the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). As of June 30, 2020, the Company has outstanding loan facilities of approximately $20.1 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. Refer to the discussion below in “KeyBank National Association – Senior Secured Credit Facilities” section for more detail.

iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivables and the realization of the inventories as of June 30, 2020. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control.

We have $5.9 million of advances and receivables from related parties that we intend to collect or acquire. For the three months ended June 30, 2020, the Company’s received $2.5 million cash from the issuance of stock.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of June 30, 2020, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern. The management believe the Company does not have enough liquidity for the next twelve months.

The following table summarizes iFresh’s cash flow data for the three months ended June 30, 2020 and 2019.

	For the three months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$1,141,128	$(620,468)
Net cash provided by (used in) investing activities	(1,680,106)	329,249
Net cash provided by financing activities	4,213,676	552,745
Effect of exchange rate change on Cash and cash equivalent	196	552,745
Net increase in cash and cash equivalents	$3,674,694	$261,526

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, loss on early extinguishment of debt, and the effect of working capital changes. Net cash provided from operating activities was approximately $1.1million for the three months ended June 30, 2020, an increase of $1.8 million, or 284%, compared to $0.6 million used in operating activities for the three months ended June 30, 2019. The increase was a result of an increase of $7.0 million net income, offset by $5.2 million decrease from change of working capital mainly resulting from decrease from inventory of $4.2 million and share based compensation of $1.9 million.

Investing Activities

Net cash used in investing activities was approximately $1.7 million for the three months ended June 30, 2020, an increase of $2.0million, compared to $0.3 million provided by investing activities for the three months ended June 30, 2019. The increase was primarily attributable to the increase of $0.4 million in acquisition of property and equipment in 2020, $1.4 million of cash advanced to related parties, as well as net cash paid to acquire two business in China for $0.2 million.

Financing Activities

Net cash provided by financing activities was approximately $4.2 million for the three months ended June 30, 2020, which mainly consisted of cash received from issuance of stock for $2.5 million and cash received from governmental PPP loans of $1.8 million, offset by $55,000 cash paid notes payable, and capital leases. Net cash provided by financing activities was approximately $0.6 million for the three months ended June 30, 2019, which mainly consisted of net cash paid for bank loans of $0.5 million, cash received from capital contribution of $1.1 million, offset by $60,000 cash paid notes payable, and capital leases.

Paycheck Protection Program loans from government

In April and May 2020, the Company received Paycheck Protection Program loan (“PPP loan”) of $1,768,212 provided by US Small Business Administration (“SBA”). These loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. These loans have an interest rate of 1% with a maturity of 2 years.

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

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2020:

Contractual Obligations (unaudited)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Loans	$20,141,297	$20,141,297	$—	$—	—
PPP Loans	$1,768,212	$—	$1,768,212	$—	—
Estimated interest payments on bank loans	1,398,563	1,009,882	388,681	—	—
Notes payable	105,618	76,070	29,548	—	—
Capital lease obligations including interest	429,930	162,551	265,120	2,259	—
Operating Lease Obligations(1)	86,211,379	7,903,304	16,685,843	15,482,039	46,140,193
	$110,054,999	$29,293,104	$19,137,404	$15,484,298	$46,140,193

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligation.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we will not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. See Note 13 for additional information.

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

As of June 30, 2020, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc, has failed to pay the rents on time. The landlord has sued the Company for nonpayment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees and disbursements. These amounts have been fully accrued as of June 30, 2020.

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

Item 1A. Risk Factors.

Other than the risk factor related to the Company that is further discussed in this section, there have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended March 31, 2020, under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the year ended March 31, 2020. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

The Borrower did not meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, NYM, certain subsidiaries of NYM, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and KeyBank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). Terms used but not otherwise defined herein have the meanings ascribed to them in the Second Forbearance Agreement.

From January 2020 to June 2020, non-payment of amount due by the Company was $1,194,878. Also, the Company has failed certain loan covenants. On August 6, 2020, the Company received the third forbearance agreement from KeyBank. If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the forbearance agreement is still under negotiation and no subsequent agreement or amendment was entered into.

As of June 30, 2020, the unpaid balance including interest owed to Key Bank is $21,266,149.

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

iFresh, Inc.

Date: August 20, 2020	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Yanhong (Amy) Xue
Yanhong (Amy) Xue
Chief Financial Officer (Principal financial and accounting officer)

