Form 10-Q
period 2020-09-30
iFresh Inc
filed 2020-11-23
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-38013

iFresh Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-0664764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 23, 2020, 30,230,383 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,759,008	$751,942
Accounts receivable, net	3,446,777	3,405,341
Advances to vendor	2,204,908	-
Inventories, net	12,172,874	6,185,102
Prepaid expenses and other current assets	4,469,881	3,691,990
Tax receivable	1,233,116	-
Total current assets	31,286,564	14,034,375

Advances and receivables - related parties	6,569,159	5,060,370
Property and equipment, net	23,903,898	19,769,152
Intangible assets, net	5,112,990	900,005
Security deposits	1,261,352	1,264,353
Right of use assets-lease	58,853,946	57,587,790
Deferred income taxes	-	643,116
Goodwill	4,450,484	-
Total assets	$131,438,393	$99,259,161

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$8,488,207	$10,674,455
Deferred revenue	7,843,732	1,311,228
Lines of credit, current-in default	20,232,547	20,141,297
Notes payable, current	65,936	77,903
Finance lease obligations, current	131,422	137,243
Accrued expenses	1,865,514	1,307,069
Operating lease liabilities, current	7,558,410	5,438,356
Other payables, current	3,800,652	3,584,756
Total current liabilities	49,986,420	42,672,307

Notes payable, non-current	19,870	46,706
Finance lease obligations, non-current	213,973	277,350
PPP Loans from government	1,768,212	-
Other payables, non-current	83,102	83,102
Deferred tax liability	1,083,739	-
Long term operating lease liabilities	59,727,918	58,729,843
Total liabilities	112,883,234	101,809,308

Commitments and contingencies

Shareholders’ equity (deficit)
Series A preferred shares, $.0001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding, liquidation preference of $3,500,000	3,500,000	3,500,000
Series B preferred shares, $.0001 par value, 1,000 shares authorized and issued outstanding as of September 30,2020	4,908,539	-
Series C preferred shares, $.0001 par value, 1,000 shares authorized and issued outstanding as of September 30,2020	1,763,439	-

Common stock, $0.0001 par value; 100,000,000 shares authorized,30,230,383 and 18,658,547 shares issued and outstanding as of September, 2020 and March 31, 2020, respectively	3,023	1,866
Additional paid-in capital	31,386,155	18,202,323
Accumulated (deficit)	(23,851,950)	(24,254,336)
Accumulated other comprehensive Income	255,799	-
Total shareholders’ equity (deficit) attributable to iFresh	17,965,005	(2,550,147)
Noncontrolling interest	590,154	-
Total shareholders’ equity (deficit)	18,555,159	(2,550,147)
Total liabilities and shareholders’ equity (deficit)	$131,438,393	$99,259,161

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$23,943,874	$21,373,820	$45,212,175	$44,458,495
Net sales-related parties	277,623	487,682	543,237	1,230,789
Total net sales	24,221,497	21,861,502	45,755,412	45,689,284
Cost of sales	(17,773,769)	(15,140,772)	(31,596,232)	(31,656,870)
Cost of sales-related parties	(225,171)	(398,118)	(419,791)	(980,688)
Retail occupancy costs	(1,427,054)	(1,576,290)	(2,900,228)	(3,506,909)
Gross profit	4,795,503	4,746,322	10,839,161	9,544,817

Selling, general and administrative expenses	8,194,094	5,851,779	12,608,256	14,427,673
(Loss) from operations	(3,398,591)	(1,105,457)	(1,769,095)	(4,882,856)
Interest (expense), net	(461,435)	(349,475)	(822,661)	(959,220)
Other income	77,330	729,639	2,406,530	1,650,720
Net (loss) before income taxes	(3,782,696)	(725,293)	(185,226)	(4,191,356)
Income tax (benefit) provision	(589,750)	161,430	(589,750)	63,493
Net (loss) income	$(3,192,946)	$(886,723)	$404,524	$(4,254,849)
Less: net income attributable to non-controlling interest	8,056	-	2,138	-
Net (loss) attributable to Common shareholders	(3,201,002)	(886,723)	402,386	(4,254,849)

Other Comprehensive income (loss)
Foreign currency translation adjustment	241,979	-	263,960	-
Comprehensive (loss) income	(2,950,967)	(886,723)	668,484	(4,254,849)
Less: comprehensive income attributable to non - controlling interests	15,796	-	10,299	-
Comprehensive (loss) income attributable to iFresh	(2,966,763)	(886,723)	658,185	(4,254,849)

Net (loss) per share:
Basic	$(0.12)	$(0.05)	$(0.01)	$(0.24)
Diluted	$(0.12)	$(0.05)	$(0.01)	$(0.24)

Weighted average shares outstanding:
Basic	27,518,670	18,351,498	27,518,091	17,868,254
Diluted	27,518,670	18,351,498	27,518,091	17,868,254

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Shareholders’ Equity	Noncontrolling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	(deficit)	interest	(Deficit)
Balances at March 31, 2019	-	$-	16,737,685	$1,674	$14,933,829	$(15,967,482)	$-	$(1,031,979)	$-	$(1,031,979)

Capital contribution	-	-	-	-	1,119,421	-	-	1,119,421	-	1,119,421
Net (loss)	-	-	-	-		(3,368,126)	-	(3,368,126)	-	(3,368,126)
Common stock issued in connection of warrants exercise	-	-	1,170,000	117	1,450,683	-	-	1,450,800	-	1,450,800
Stock issued for service	-	-	443,813	44	470,398	-	-	470,442	-	470,442
Balances at June 30, 2019	-	-	18,351,498	1,835	$17,974,330	$(19,335,608)	$-	$(1,359,442)	$-	$(1,359,442)

Capital contribution	-	-	-	-	646,111	-	-	646,111	-	646,111
Net (loss)	-	-	-	-	-	(886,723)	-	(886,723)	-	(886,723)
Stock issued for service	-	-	-	-	-	-	-	-	-	-
Balances at September 30, 2019	-	$-	18,351,498	1,835	$18,620,441	$(20,222,331)	$-	$(1,600,054)	$-	$(1,600,054)

Balances at March 31, 2020	1,000	$3,500,000	18,658,547	$1,866	$18,202,323	$(24,254,336)	$-	$(2,550,147)	$-	$(2,550,147)

Stock issued for business acquisition	1,000	4,908,539	4,752,372	475	6,053,761	-	-	10,962,775	-	10,962,775
Stock issued for stock purchase agreement	-	-	1,783,167	178	2,499,822	-	-	2,500,000	-	2,500,000
Acquisition of Noncontrolling interest	-	-	-	-	-	-	-	-	579,855	579,855
Net income	-	-				3,603,388		3,603,388	(5,918)	3,597,470
Foreign currency translation adjustment	-	-	-	-	-	-	21,560	21,560	421	21,981
Balances at June 30, 2020	2,000	$8,408,539	25,194,086	2,519	26,755,906	$(20,650,948)	21,560	14,537,576	574,358	$15,111,934

Stock issued for business acquisition	1,000	1,763,439	5,036,298	504	4,630,249			6,394,192		6,394,192
Net (loss)						(3,201,002)		(3,201,002)	8,056	(3,192,946)
Foreign currency translation adjustment							234,239	234,239	7,740	241,979
Balances at September 30, 2020	3,000	$10,171,978	30,230,384	$3,023	$31,386,155	$(23,851,950)	$255,799	$17,965,005	$590,154	$18,555,159

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$404,524	$(4,254,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,265,178	1,093,572
Amortization expense	424,601	249,166
Share based compensation	-	1,921,081
Lease amortization	4,086,453	3,994,896
Bad debt expense	101,708	233,448
Deferred income taxes	643,116	63,493
Changes in operating assets and liabilities:	-	-
Accounts receivable	163,691	504,562
Inventories	(3,152,075)	1,170,917
Advance to vendor	1,401,813	-
Prepaid expenses and other current assets	272,124	(115,506)
Tax receivable	(1,233,116)	-
Security deposits	3,000	(16,230)
Accounts payable	(2,230,174)	(2,824,630)
Deferred revenue	(618,841)	472,418
Accrued expenses	387,286	(177,103)
Taxes payable	(251,180)	-
Operating lease liabilities	(2,234,477)	(3,961,654)
Other liability	(399,094)	411,652
Cash advances to related parties	(1,508,790)	912,891
Net cash (used in) operating activities	(2,474,253)	(321,876)

Cash flows from investing activities
Acquisition of property and equipment	(853,354)	(582,612)
Cash paid for acquisition of DL	(600,000)	-
Cash received from acquisitions	6,770,154	-
Net cash provided by (used in) investing activities	5,316,800	(582,612)

Cash flows from financing activities
Cash received from government loans	1,768,212	-
Repayment of Borrowings against lines of credit	-	(922,730)
Repayments on notes payable	(38,802)	(58,843)
Payments on finance lease obligations	(69,198)	(73,112)
Cash received from issuance of stock	2,500,000	1,765,693
Net cash provided by financing activities	4,160,212	711,008

Net increase (decrease) in cash and cash equivalents	7,002,759	(193,480)

Effect of exchange rate change on Cash	4,307	-

Net increase (decrease) in cash and cash equivalents	7,007,066	(193,480)
Cash and cash equivalents at beginning of the period	751,942	1,048,090
Cash and cash equivalents at the end of the period	$7,759,008	$854,610

Supplemental disclosure of cash flow information
Cash paid for interest	$45,700	$959,220
Cash paid for income taxes	$28,820	$-

Supplemental disclosure of non-cash investing and financing activities
Right of use assets recognized for operating lease liabilities	$1,098,746	$-
Common stock issued for business acquisition	$10,684,989	$-
Preferred stock issued for business acquisition	$6,671,978	$-

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

On June 7, 2019, the Company entered into a certain Share Exchange Agreement (“Exchange Agreement”) with Xiaotai International Investment Inc. (“Xiaotai”), a Cayman Island Company, and certain shareholders of Xiaotai (collectively with Xiaotai, “Seller”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company was to acquire all of the outstanding issued shares and other equity interests in Xiaotai from certain shareholders of Xiaotai (such transactions, collectively, the “Acquisition”). This Exchange Agreement was terminated and the proposed acquisition was cancelled in November 2019 after Zhejiang Xiao’s business activities were found in violation of China’s laws and regulations.

In April 2020, the Company acquired Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd., (“RET”) and Xiamen DL Medical Technology Co, Ltd., (“DL Medical”) which are incorporated and located in China to expand its business. RET is engaged in the business of manufacturing and selling rice liquor products and herbal rice wine products. DL Medical’s core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, and cotton spinning processing.

In August 2020.The company acquired 100% equity interest of Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (“Jiuxiang”) incorporated and located in China to enhance its online grocery business. Jiuxiang develops supply chain financial services, integrated payment systems, and prepaid card marketing systems.

(Refer to Note 5 for the detail of these acquisitions).

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had negative working capital of $18.8 million and $28.6 million as of September 30, 2020 and March 31, 2020, respectively. The Company had equity of $18.6 million and deficit of $2.6 million as of September 30, 2020 and March 31, 2020, respectively. For the six months ended September 30, 2020 and the year ended March 31, 2020, the Company had operating income of $0.4 million and operating losses of $8.3 million respectively. The Company did not meet certain financial covenants required in its credit agreement with KeyBank National Association (“KeyBank”). As of September 30, 2020, the Company has outstanding loan facilities of approximately $20.5 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. As of September 30, 2020, the Company also has $6.6 million of advances and receivable from the related parties we intend to collect. In April and May 2020, the Company received a Paycheck Protection Program loan (“PPP loan”) of approximately $1.77 million. During the quarter ended September 30, 2020, the Company had a net operating loss of $3.8 million mainly due to the acquisition of Jiuxiang which had a net operating loss of $2.2 Million.

The Company was in default under the Credit Agreement as of September 30, 2020 and March 31, 2020. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 months period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of September 30, 2020 and March 31, 2020, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. KeyBank notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest was accrued on all loans at the default rate.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the event of share transfer defaults for six months. The Forbearance Agreement contained customary forbearance covenants and other forbearance covenants and defined certain events of defaults.

From January to September 2020, non-payment of the amount due by the Company was $1,866,292. Also, the Company is not in compliance with certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from KeyBank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts

●	Default interest will be deferred until September 25, 2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports

●	Provide quarterly financial statements of NYM Holding and subsidiaries (“NYM”), iFresh and newly acquired businesses.

●	Monthly financial projections

●	Cost/work detail on the completion of the CT store

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this filing, the Forbearance Agreement is still under negotiation.

The Company was impacted by the COVID-19 outbreak as it operates in areas under stay-at-home orders since mid-March 2020. The Company had to operate under reduced hours including temporary closure of the stores located in Brooklyn, Manhattan and in Flushing, New York, where there are with high populations and a high risk of infection during the end of March and April peak periods. Sales decreased by $0.8 million due to the lockdown for the six months ended September 30, 2020.

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

The management has been putting effort in reaching out to external investors and are now in the process of contacting several potential investors. The store operation has grown very mature over the last twenty years. With the fast development of the online shopping and fresh delivery sectors, the management has input in related industries and seeking opportunities to further strengthen its own supply chain and customers’ service quality in the company's online shopping platform- onlineiFresh. The management is also filing an S-1 to help raise capital for the Company.

3. Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a completed financial statement. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on August 13, 2020.

The Company has four reportable and operating segments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM bears ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company’s operating and financial results based on the financial information for these operating segments.

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

Inventories

Inventories in our supermarket consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts). Inventories in our hot food, liquor and mask businesses consist of raw materials, work in progress and finished products. Cost includes the cost of raw materials, freight in, direct labor and related production overhead. The cost of these inventories is calculated using the weighted average method.

Any excess of the cost over the net realizable value of each item of inventory is recognized as a provision for diminution in the value of inventories. Net realizable value is the estimated at the selling price in the normal course of business less any costs to complete and sell products. Allowances for obsolescence are also assessed based on expiration dates, as applicable, taking into consideration historical and expected future product sales.

Leases

On April 1, 2019 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. The adoption of Topic 842 resulted in the recognition of $65.6 million of operating lease assets and $72.3 operating lease liabilities on the consolidated balance sheet as of April 1, 2019 (See Note 13 for additional information).

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit, PPP loans and other liabilities, including current maturities, approximated their carrying value as of September 30, 2020 and March 31, 2020, respectively due to their short term nature. The Company’s estimates of the fair value of the line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

Paycheck Protection Program Loans (PPP) Loans

The Company’s policy is to account for the PPP loan (See Note 11) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.

Revenue Recognition

In accordance with FASB ASU- Topic 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or delivery is made to our wholesale customers. Payment terms are established for our wholesale customers based on the Company’s pre-established credit requirements. Payment terms vary depending on the customer. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

We had no material contract assets, contract liabilities, or costs to obtain and fulfil contracts recorded on the Consolidated Balance Sheet as of September 30, 2020 and March 31, 2020. For the Six months ended September 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

Below is a description of the revenue recognition of the three China subsidiaries:

DL Medical:

The revenue is mainly from the sales of medical protective masks and non-medical daily protective masks. For sales in China, revenues are recognized when invoice is sent and payment is received. There is no sales discount on the sales amount as of September 30, 2020. For sales to the U.S., after the order is confirmed, the company will ship out the goods. Revenue is recognized after the goods arrive at the designated port, usually New York or Los Angeles.

RET Wine Co.:

The revenue is mainly from the sales of wine and herbal wine. Revenues are recognized after invoicing. There is no sales discount on the sales amount.

Jiuxiang:

The revenue is mainly direct from the sale of the company's inventory, including daily necessities, tobacco and alcohol, and all revenue is recognized at the sales price. At the same time, in 2020, a part of the company's revenues comes from membership card sales, and this part will be recognized at the e-commerce membership card price. Specifically, the revenue can be recognized as described below:

1. Offline sales of regular products. When a client makes payment to the company, the company will record as advance payments. Revenues are confirmed and recorded after the company received confirmation from the client that the delivery of the goods was complete and correct.

2. Online sales of regular products. When the customer places the order and makes the payment, the company will record as advance payments. After the company ships out the goods, and passes the return period of seven days with no claim of returning the goods, revenues will be confirmed and recorded.

3. Online sales of membership cards (“Gift Bag”). After the customer purchases the Gift Bag, the company will record as advance payments. Revenues are confirmed after the customer redeems the goods.

The following table summarizes disaggregated revenue from contracts with customers by geographical group:

	For the Six Months Ended
	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
The United States	$43,790,365	$45,689,284
China	1,965,047	-
Total	$45,755,412	$45,689,284

	For Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
The United States	$22,473,502	$21,861,502
China	1,747,995	-
Total	$24,221,497	$21,861,502

Cash and Cash Equivalents

Cash and Cash Equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in three days or less.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings as a bargain purchase gain.

The Company uses an independent valuations company to estimate the fair value of assets acquired and liabilities assumed in a business combination. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s consolidated statements of operations.

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

The Company reviews the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying value may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Others. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, the Company measures any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company determines the appropriate useful life of its intangible assets by measuring the expected cash flows of acquired assets. The estimated useful lives of intangible assets are as follows:

Estimated
useful lives
(years)
Business license	15
Land use right	46
Trademark	10
Backlog	1
Technology	5

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision- useful to users of the financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). In November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. When the Company has a loss, no potential dilutive items are included since they would be antidilutive.

Stock dividends or stock splits are accounted for retroactively as if the stock dividends or stock splits occur during the beginning of the earliest period presented and if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it effective as of the beginning of each period presented.

Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company’s three China subsidiaries is the RMB. The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of the China subsidiaries, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or loss.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended
		September 30, 2020	September 30, 2019	March 31, 2020
		(RMB to USD)	(RMB to USD)	(RMB to USD)
Assets and liabilities	period end exchange rate	6.81684	N/A	N/A
Revenue and expenses	period average	7.00117	N/A	N/A

		For the Six Months Ended September 30,		March 31,
		2020	2019	2020
Assets and liabilities	period end exchange rate	6.81684	N/A	N/A
Revenue and expenses	period average	6.92089	N/A	N/A

Concentration of credit risk

The Company maintains cash balances in ten banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$73,000). As of September 30, 2020, the Company had approximately RMB31,384,897 (approximately USD$4,604,000) in excess of the insurance amounts.

The Company maintains cash balances in six financial institutions, which are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. As of September 30,2020, the Company had approximately $1,240,000 in excess of the insurance amounts.

5. Acquisitions

Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd. (“RET”)

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd., pursuant to which the Company will purchase their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company.

On April 22, 2020, the Company consummated the above purchase. The aggregate fair value of the consideration paid by the Company is approximately $9.8 million and is based on the closing price of the Company’s common stock at the date of closing. The excess of total cost of acquisition over the fair value of the identifiable net assets was recorded as goodwill.

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

The Company recorded acquisition of intangible assets of $3,013,272. These intangible assets include land use rights of $2,745,289 and a business license of $208,756. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of RET included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to September 30, 2020 are as follows:

From acquisition date to September 30, 2020
(Unaudited)
Revenue	$269,781
Net (Loss)	$(176,412)

Xiamen DL Medical Technology Co, Ltd. (“DL Medical”)

On March 17, 2020, the Company entered into a purchase agreement (the “Acquisition Agreement”) with Guo Hui Ji, a citizen of the People’s Republic of China (the “Seller”) and Xiamen DL Medical Technology Co, Ltd., a People’s Republic of China company, pursuant to which the Seller will sell his 70% equity interests in Xiamen DL Medical Technology Co, Ltd. to the Company (the “Equity Interests”). In consideration, the Company paid $600,000 in cash and issued 900,000 shares of common stock of the Company to the Seller.

On April 28, 2020, the Company consummated the above transactions. The aggregate fair value of the consideration paid by the Company in the acquisition is approximately $1.7 million and is based on the cash paid and the closing price of the Company’s common stock at the date of closing.

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

The Company recorded acquired intangible assets of $518,362. These intangible assets consist of a backlog of $518,362. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of DL included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to September 30, 2020 are as follows:

From acquisition date to September 30, 2020
(Unaudited)
Revenue	$596,927
Net (Loss)	$(7,126)

Income attributed to non-controlling interest was $2,138 for the six months ended September 30, 2020.

Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (“Jiuxiang”)

On August 24, 2020, the Company entered into a purchase agreement (the “Acquisition Agreement”) with Zhang Fei and Liu Meng, citizens of the People’s Republic of China (collectively, the “Sellers”) and Jiuxiang Blue Sky Technology (Beijing) Co., Ltd.(“Jiuxiang”), pursuant to which the Seller will sell their 100% equity interests in Jiuxiang to the Company (the “Equity Interests”). In consideration, the Company issued 5,036,28 shares of common stock and 1,000 shares of Series C convertible preferred stock of the Company to the Sellers.

On April 24, 2020, the Company consummated the above transactions. The aggregate fair value of the consideration paid by the Company in the acquisition is approximately $ 6.4 million and is based on the closing price of the Company’s common stock at the date of closing.

The transaction was accounted for as a business combination using the purchase method of accounting. The preliminary purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$6,326,526
Inventories, net	609,180
Advances to suppliers, net	2,141,077
AR, net	51,842
Other Current Assets	219,827
Long term deferred expense	111,579
Property and equipment, net	14,752
Total tangible assets acquired	$9,474,783

Advance from customers	$6,027,177
Accrued expenses and other payables	269,776
Total liability assumed	6,296,953
Net tangible assets acquired	3,177,830
Intangible assets	1,012,392
Goodwill	2,206,609
Total consideration	$6,396,831

The Company recorded acquired intangible assets of $1,012,392. These intangible assets consist of software, technology and a tradename. The associated goodwill and intangible assets are not deductible for tax purposes. The estimated fair value of the non-controlling interest was determined based on the preliminary purchase price allocation report prepared by an independent third-party appraiser by using the discounted cash flow model.

The amounts of revenue and earnings of Jiuxiang included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to September 30, 2020 are as follows:

From acquisition date to September 30, 2020
(Unaudited)
Revenue	$1,098,339
Net (Loss)	(2,178,712)

The following table presents the Company’s unaudited pro forma results for the six months ended September 30, 2020 and 2019, respectively, as if the RET, DL, Jiuxiang Medical Acquisition had occurred on April 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and Statutory rates were used to calculate income taxes.

	For the Six Months Ended
	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Pro forma revenue	$50,928,430	$24,290,654
Pro forma net income (loss)	(11,171,401)	(3,257,360)
Pro forma earnings per common share-basic and diluted	(.40)	(0.15)
Weighted average shares-basic and diluted	28,098,937	21,894,114

6. Accounts Receivable

A summary of accounts receivable, net is as follows:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Customer purchases	$3,862,165	$3,975,414
Credit card receivables	218,819	143,851
Food stamps	28,667	26,407
Others	181,683	2,518
Total accounts receivable	4,291,334	4,148,190

Allowance for doubtful accounts	(844,557)	(742,849)
Accounts receivable, net	$3,446,777	$3,405,341

7. Inventories

A summary of inventories, net is as follows:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Inventories in US entities
Non-perishables	$8,150,252	$5,396,152
Perishables	1,068,743	820,761
Subtotal	9,218,995	6,216,913

Inventories in Chinese entities
Raw material	1,206,867	-
Work-in-process	499,717	-
Finished goods	1,292,113	-
Subtotal	2,998,897	-
	12,217,892	6,216,913
Allowance for slow moving or defective inventories	(45,018)	(31,811)
Inventories, net	$12,172,874	$6,185,102

8. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	September 30, 2020	March 31, 2020
	(Unaudited)
Entities
New York Mart, Inc.	$2,092	$2,092
New York Mart Elmhurst Inc.	777,671	-
NY Mart MD Inc.	1,221,803	363,296
Advances – related parties	2,001,566	365,388

New York Mart, Inc.	605,264	605,265
New York Mart Elmhurst Inc.	53,390	-
NY Mart MD Inc.	3,660,458	3,841,237
iFresh Harwin Inc.	248,481	248,480
Receivables – related parties	4,567,593	4,694,982
Total advances and receivables – related parties	$6,569,159	$5,060,370

The Company has advanced funds to related parties and accounts receivable due from the related parties with the intention of converting some of these advances and receivables into deposits towards the purchase price upon planned acquisitions of some of these entities, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a shareholder and the Chief Executive Officer of the Company. Accounts receivable due from related parties relate to the sales to these related parties (see Note 17). The advances and receivables are interest free, repayable on demand, and guaranteed by Mr. Long Deng.

9. Property and Equipment

	September 30,	March 31,
	2020	2020
	(Unaudited)
Buildings and properties	$4,459,609	$-
Furniture, fixtures and equipment	23,381,985	21,023,715
Automobiles	2,097,292	1,997,925
Leasehold improvements	9,681,916	9,442,401
Software	11,435	6,735
Total property and equipment	39,632,237	32,470,776

Accumulated depreciation and amortization	(15,728,339)	(12,701,624)
Property and equipment, net	$23,903,898	$19,769,152

In connection with the Business Acquisitions as disclosed in Note 5 above, the Company acquired approximately $4.5 million buildings and properties, of which the depreciation period is 15 years

Depreciation expense for the six months ended September 30, 2020 and 2019 was $1,265,178 and $1,093,572, respectively.  Depreciation expense for the three months ended September 30, 2020 and 2019 was $691,306 and $531,928, respectively.

10. Intangible Assets

	September 30,	March 31,
	2020	2020
	(Unaudited)
Acquired leasehold rights	$2,500,000	$2,500,000
Business license	208,756	-
Land use right	2,806,632	-
Tradename	794,867	-
Technology	217,719	-
Backlog	518,362	-
Total Intangible assets	7,046,336	2,500,000

Accumulated amortization	(1,933,346)	(1,599,995)
Intangible assets, net	$5,112,990	$900,005

In connection with the Business Acquisition as disclosed in Note 5, the Company acquired $4,546,336 of intangible assets. Business license, land use right tradename, technology and backlog has an estimated weighted-average amortization period of approximately 15 years, 46 years, 10 years, 5 years and 1 year, respectively.

Amortization expense was $424,601 and $249,166 for the six months ended September 30, 2020 and 2019, respectively.  Amortization expense was $287,968 and $33,333 for the three months ended September 30, 2020 and 2019, respectively. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending September 30,
2021	$767,988
2022	234,763
2023	234,763
2024	234,763
2025	234,763
Thereafter	3,405,950
Total	$5,112,990

11. Debt

A summary of the Company’s debt is as follows:

	September 30,	March 31,
	2020	2020
	(Unaudited)
PPP loans from government	$1,768,212	$-
Revolving Line of Credit-KeyBank National Association - in default	4,950,000	4,950,000
Delayed Term Loan-KeyBank National Association - in default	4,102,483	4,102,483
Term Loan-KeyBank National Association - in default	11,408,189	11,408,189
Less: Deferred financing cost	(228,125)	(319,375)
Total	$22,000,759	$20,141,297

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

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM Holding, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of September 30, 2020.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM Holding Inc and its subsidiaries to deliver audited consolidated financial statements within one hundred twenty days after each fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. As of September 30, 2020 and March 31, 2020, these ratios were not met, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the event of the share transfer default for 6 months. The Forbearance Agreement contains customary forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to certain Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM Holding, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). KeyBank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

From Jan to September 2020, non-payment of the amount due by the Company was $1,866,292. Also, the Company has failed certain loan covenants. On August 6, 2020 the Company received the 3rd forbearance agreement from KeyBank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM Holding and subsidiaries, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the Forbearance Agreement is still under negotiation.

12. Notes Payable

Notes payables consist of the following:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	$3,528	$8,730
Koeppel Nissan, Inc.
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through June 1, 2022	14,821	18,707
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	8,098	13,357
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2021	18,727	29,532
Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	6,132	8,500
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	14,545	18,340
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	12,648	11,633
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	7,307	15,810
Total notes payable	85,806	124,609
Less: current maturities of notes payable	(65,936)	(77,903)

Long-term notes payable, net of current maturities	$19,870	$46,706

All notes payables are secured by the underlying financed vehicles.

Maturities of the notes payable for each of the next five years are as follows:

Year Ending September 30,
2021	$65,936
2022	19,239
2023	631
Total	$85,806

13. Leases

The Company’s material leases consist of stores, warehouses, parking lots and its offices with expiration dates through 2027. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases. The lease term is generally the minimum non-cancellable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of September 30, 2020 was as follows:

As of
September 30, 2020
(Unaudited)
Operating Lease Assets:
Operating Lease	$58,853,946
Total operating lease assets	$58,853,946

Operating lease obligations:
Current operating lease liabilities	7,558,410
Non-current operating lease liabilities	59,727,918
Total Lease liabilities	$67,286,328

Weighted Average Remaining Lease Term Operating Lease	15.46 years
Weighted Average discount rate	4.3%

	September 30,	March 31,
	2020	2020
	(Unaudited)
Finance lease Assets
Vehicles under finance lease	$874,698	$874,698
Accumulated depreciation	(249,549)	(219,679)
Finance lease assets, net	$625,149	$655,019

	September 30,	March 31,
	2020	2020
	(Unaudited)
Finance lease obligations:
Current	$131,422	$137,243
Long-term	213,973	277,350
Total obligations	$345,395	$414,593

Weighted Average Remaining Lease Term Operating Lease	2.43 years
Weighted Average discount rate	7.1%

Supplemental cash flow information related to leases was as follows:

As of
September 30,
2020
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Lease	$2,234,477
Finance lease	$69,198

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
Twelve Months Ending September 30,	Lease	lease
2021	$157,405	$8,497,562
2022	146,831	8,503,755
2023	83,351	8,719,744
2024	1,115	8,479,545
2025	-	7,491,973
Thereafter	-	44,290,460
Total minimum lease payments	388,702	85,983,039
Less: Amount representing interest	(43,307)	(20,527,826)
Total	$345,395	$65,455,213

14. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has four operating segments as defined by ASC 280, consisting of wholesale, retail, liquor business and medical product business for the Six months ended September 30, 2020. For the Six months ended September 30, 2019, the Company determined it has two operation segments consisting of wholesale and retail.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income before income tax provision.

The following table presents summary information by segment for the Six months ended September 30, respectively:

			Six Months Ended September 30, 2020 (Unaudited)
	US		Liquor	Mask	Daily
	wholesale	US retail	Products	Products	Necessities	Total
Net sales	$8,595,216	$35,195,149	$269,781	$596,927	$1,098,339	$45,755,412
Cost of sales (including retail occupancy cost)	5,578,163	27,875,207	128,422	483,401	851,058	34,916,251
Gross profit	$3,017,053	$7,319,942	$141,359	$113,526	$247,281	$10,839,161

Interest expense, net	$2,225	$820,436	$-	$-	$-	$822,661
Depreciation and amortization	$98,874	$1,138,489	$141,960	$306,940	$3,517	$1,689,780
Segment income (loss) before income tax provision	$463,295	$1,990,129	$(202,903)	$(257,035)	$(2,178,712)	$(185,226)
Segment assets	$17,252,315	$88,922,738	$11,006,185	$3,525,773	$10,141,382	$130,848,393
Capital expenditures	$-	$328,508	$7,763	$519,614	$(2,531)	$853,354

	Six Months Ended September 30, 2019 (Unaudited)
	Wholesale	Retail	Total
Net sales	$8,423,151	$37,266,133	$45,689,284
Cost of sales	6,045,159	26,592,399	32,637,558
Retail occupancy costs	-	3,506,909	3,506,909
Gross profit	$2,377,992	$7,166,825	$9,544,817

Interest expense, net	$(5,227)	$(953,993)	$(959,220)
Depreciation and amortization	$384,578	$4,953,056	$5,337,634
Segment income (loss) before income tax provision	$687,519	$(4,878,874)	$(4,191,355)
Segment assets	$15,351,959	$89,435,740	$104,787,699
Capital expenditures	$-	$780,519	$780,519

The following table presents summary information by segment for the three months ended September 30, respectively:

			Three Months Ended September 30, 2020 (Unaudited)
	US		Liquor	Mask	Daily
	wholesale	US retail	Products	products	Necessities	Total
Net sales	$4,367,905	$18,105,597	$77,032	$572,624	$1,098,339	$24,221,497
Cost of sales (including retail occupancy cost)	2,816,298	15,229,652	57,868	471,118	851,058	19,425,994
Gross profit	$1,551,607	$2,875,945	$19,164	$101,506	$247,281	$4,795,503

Interest expense, net	$1,315	$460,120	$-	$-	$-	$461,435
Depreciation and amortization	$48,561	$657,885	$63,529	$205,783	$-	$975,758
Capital expenditures	$-	$-	$-	$-	$-	$-
Segment income (loss) before income tax provision	$109,881	$(1,409,137)	$(153,815)	$(150,913)	$(2,178,712)	$(3,782,696)
Segment assets	$2,167,784	$(2,905,334)	$148,715	$(52,980)	$-	$(641,815)

	Three Months Ended September 30, 2019 (Unaudited)
	Wholesale	Retail	Total
Net sales	$3,891,046	$17,970,456	$21,861,502
Cost of sales	2,851,504	12,687,386	15,538,890
Retail occupancy costs	-	1,576,290	1,576,290
Gross profit	$1,039,542	$3,706,780	$4,746,322

Interest expense, net	$(2,187)	$(347,288)	$(349,475)
Depreciation and amortization	$57,735	$2,360,412	$2,418,147
Capital expenditures	$-	$301,123	$301,123
Segment income (loss) before income tax provision	$321,668	$(1,046,961)	$(725,293)
Segment assets	$15,351,959	$89,435,740	$104,787,699

15. Shareholder’s Equity

On October 19, 2018, the Company and certain institutional investors entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,275,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,170,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (the “Financing”). The warrants were exercisable immediately following the date of issuance and have an exercise price of $2.25. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant was $2.00. Each warrant is subject to anti-dilution provisions that require adjustment of the number of shares of Common Stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions.

Management determined that these warrants are equity instruments because the warrants are both a) indexed to its own stock; and b) classified in stockholders’ equity. The warrants were recorded at their fair value on the date of grant as a component of stockholders’ equity. On June 5, 2019, the Company agreed to issue to the Holders an aggregate of 1,170,000 shares (“Exchange Shares”) of the Company’s common stock, par value $0.0001 per share and warrant to purchase an aggregate of 1,170,000 shares of Common Stock (the “Exchange Warrants”) as the negotiated purchase price for the Existing Warrants based on the Black Scholes Value as a result of a certain transaction which was deemed as a Fundamental Transaction as defined in the purchase agreement. On March 23, 2020, 585,000 warrants were cashless exercised by the issuance of 287,049 shares of common stock.

On December 11, 2019, iFresh Inc. (the “Company”) entered into an agreement (the “Conversion Agreement”) between Mr. Deng and the Company, pursuant to which the Mr. Deng agreed to convert debt owed to him by the Company into 1,000 preferred shares of the Company. Upon receiving stockholder approval for the conversion, the 1,000 shares of preferred stock will automatically convert into shares of the Company’s common stock.

On January 13, 2020, the Company filed a Certificate of Designation creating the class of Preferred Stock required by the Conversion Agreement, and $3,500,000 of capital Mr. Deng contributed to the Company were converted into 1,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock has no voting rights, no dividend, no redemption right and will convert automatically into 9,210,526 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders. In the event of the liquidation of the Company, the Preferred Stock has a liquidation preference equal to $3,500,000 over the Company’s common stock.

On March 25, 2020, the Company entered into an agreement (the “Purchase Agreement”) with two third party individuals, Dengrong Zhou and Qiang Ou (the “Investors”), pursuant to which the Investors agreed to purchase 1,783,167 shares of the Company’s common stock in exchange for $2,500,000. Subsequently on April 9, 2020, these shares were issued and the transaction was closed.

In April 2020, the Company issued 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s series B convertible preferred stock, which will be converted to 3,834,796 shares of the Company’s common stock to acquire RET and DL Medical. Upon approval by the purchaser’s shareholders, the preferred stock will be converted to common stock. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company. See Note 5 for the details of the transactions.

In August 2020, the Company issued 5,036,298 shares of the Company’s common stock and 1,000 shares of the Company’s series C convertible preferred stock, which will convert automatically into 1,916,781 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders.

16. Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to U.S. income tax.

NYM is taxed as a corporation for income tax purposes and as a result of the “Contribution Agreement” entered into on December 31, 2014 NYM has elected to file a consolidated federal income tax return with its eleven subsidiaries. NYM and the shareholders of the eleven entities, as parties to the Contribution Agreement, entered into a tax-free transaction under Section 351 of the Internal Revenue Code of 1986 whereby the eleven entities became wholly owned subsidiaries of the Company. As a result of the tax-free transaction and the creation of a consolidated group, the subsidiaries are required to adopt the tax year-end of its parent, NYM. NYM was incorporated on December 30, 2014 and has adopted a tax-year end of March 31.

RET, DL Medical and Jiuxiang are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Under the Corporate Income Tax Law of PRC, the current corporate income tax rate of 25% is applicable to all companies, including both domestic and foreign-invested companies.

Certain of the subsidiaries have incurred net operating losses (“NOL”) in tax years ending prior to the Contribution Agreement. The U.S. net operating losses are subject to the Separate Return Limitation Year (“SRLY”) rules which limit the utilization of the losses to the subsidiaries who generated the losses. The SRLY losses are not available to offset taxable income generated by members of the consolidated group.

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. Pursuant to The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, NOLs from the 2018, 2019, and 2020 tax years can be carried back to the previous five tax years (beginning with the earliest year first) and suspends the 80% of taxable income limitation through the 2020 tax year. The NOL carry-backs can result in an immediate refund of taxes paid in prior years. The valuation allowance for deferred tax assets was $6,429,264 and $7,643,963 as of September 30, 2020 and March 31, 2020, respectively.

The Company has approximately $26,740,000 and $30,497,000 of US NOL carry forward of which approximately $3,270,000 and $3,136,000 are SRLY NOL as of September 30, 2020 and March 31, 2020, respectively. The Company also has $7,264,76 NOL from its Chinese entities, which was fully reserved with a valuation allowance. For income tax purposes, those NOLs will expire in the year 2033 through 2037. NOLs from Chinese entities will expire through the year 2025.

Income Tax Provision (Benefit)

The (benefit) provision for income taxes consists of the following components:

	For the Six months Ended
	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	(441,133)	47,620
State	(148,617)	15,873
	(589,750)	63,493
Total	$(589,750)	$63,493

	For Three Months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	(441,133)	121,073
State	(148,617)	40,357
	(589,750)	161,430
Total	$(589,750)	$161,430

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	For the Six Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	7%
Other non-deductible fees and expenses	-%	(2.91)%
Changes in deferred tax allowance	(31.2)%	(26.59)%
Effective tax rate	(3.2)%	(1.5)%

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts in the two tax jurisdiction in US and China are as follows:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Deferred tax assets/ (liabilities) in US
Deferred expenses	$253,867	$164,434
Sec 263A Inventory Cap	158,659	38,207
Deferred rent/lease obligation	2,182,776	2,215,294
Depreciation and amortization	(3,395,021)	(3,008,058)
Net operating losses	4,590,335	8,877,202
Valuation allowance	(3,790,616)	(7,643,963)
Net deferred tax assets (liabilities) in US	$-	$643,116

	September 30,	March 31,
	2020	2020
	(Unaudited)
Property and equipment	$(244,973)	$-
Intangible assets	$(838,766)	$-
Deferred tax assets (liabilities in China)	$2,638,648	$-
Valuation allowance	$(2,638,648)	$-
Net deferred tax asset /(liabilities ) in China	$(1,083,739)	$-

17. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the six months ended September 30, 2020 and 2019 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of September 30, 2020 and March 31, 2020 were included in advances and receivables – related parties (see Note 8).

For the Six Months Ended September 30, 2020

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Tampa Seafood	$2,000	$-	$105
NY Mart MD Inc.	28,750	1,700	333,884
NYM Elmhurst Inc.	6000	-	208,515
Spring Farm Inc.	2,750	-	733
	$39,500	$1,700	$543,237

For the Six Months Ended September 30, 2019

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Dragon Seeds Inc.	$2,800	$-	$-
NY Mart MD Inc.	44,300	6,320	640,914
NYM Elmhurst Inc.	47,158	3,290	485,698
Spring Farm Inc.	5,300	-	58,134
Pine Court Chinese Bistro	-	-	46,043
	$99,558	$9,610	$1,230,789

For the Three Months Ended September 30, 2020

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Tampa Seafood	$-	$-	$105
NY Mart MD Inc.	12,000	1,700	166,881
NYM Elmhurst Inc.	-	-	110,197
Spring Farm Inc.	-	-	440
	$12,000	$1,700	$277,623

For the Three months ended September 30, 2019

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Dragon Seeds Inc.	1,150	-	-
NY Mart MD Inc.	15,000	2,640	185,537
NYM Elmhurst Inc.	22,546	1,080	206,694
Spring Farm Inc.	2,000	-	58,134
Pine Court Chinese Bistro	-	-	37,317
	$40,696	$3,720	$487,682

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that are owned by Mr. Long Deng, a shareholder and the CEO of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $488,446.08 and $403,661 for the six months ended on September 30, 2020 and 2019, respectively. Rent incurred to the related party was $246,616 and $111,201 for the three months ended on September 30, 2020 and 2019, respectively.

18. Litigation

The Company is involved with claims and litigation matters arising in the ordinary course of business and uses various methods to resolve these matters in a manner that the Company believes best serves the interests of its stakeholders. These matters have not resulted in any material losses to date.

Leo J. Motsis, as Trustee of the 140-148 East Berkeley Realty Trust v. Ming’s Supermarket, Inc.

This case relates to a dispute between Ming’s Supermarket, Inc. (“Ming”), a subsidiary of the Company and the landlord of the building located at 140-148 East Berkeley Street, Boston, MA (the “Property”), under a long-term operating lease (“Lease”). Since February 2015, Ming was unable to use the property due to structural damage assessed by the Inspection Services Department of the City of Boston (“ISD”), and stopped paying the rent since April 2015 after the landlord refused to make the structural repairs. The landlord then sued Ming for breach of the Lease and unpaid rent, and Ming counterclaimed for constructive eviction and for damages resulting from the landlord’s breach of its duty to make the structural repairs under the Lease.

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

The landlord filed an appeal, the appeal hearing was held on July 12, 2019 and the judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing his specific performance. On November 5, 2019, the Appeals Court issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

The final judgment was entered after rescript on May 7, 2020. On June 29, 2020, the landlord executed the final judgment and made the payment of $2,536,142 to Ming, which is included in other income.

Hartford Fire Insurance Company v. New York Mart Group Inc.

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,498 for the alleged loss. The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case on December 31, 2018.

Winking Group LLC v. New York Supermarket E. Broadway Inc.

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and an additional fee of $450,867. The Company is currently negotiating an agreement with the landlord to settle the case. On November 21, 2019, the Company consented to a final judgement of possession in favor of Winking Group LLC in the amount of $400,000, with $50,867 being waived by the landlord. $400,000 was paid as of December 31, 2019.

JD Produce Maspeth LLC v. iFresh, Inc. alt.

On September 16, 2019, the JD Produce Maspeth (“plaintiff”) sued the Company seeking $178,953 for unpaid goods purchased by the Company. The legal process was just initiated and interrupted by the outbreak of COVID-19. The Company has recorded the purchase and payable on the financial statements in 2019.

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

ICR, LLC v. iFresh, Inc.

On February 15, 2018, ICR (the “Plaintiff”) filed a complaint seeking remedies for breach of contract. The court has scheduled a pretrial settlement conference on Thursday, November 19, 2020.

SEC Subpoena

On March 6, 2020, the Company announced that it has received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information. The subpoena sought various documents and information regarding, among other things, the Company’s financial institution accounts, accounting practices, auditing practices, internal controls, payroll, and information furnished to auditors. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC’s request.

19. Subsequent Events

KeyBank Loans

From January to November 2020, the Company failed to make loan payments of $2,018,664. On August 6, 2020 the Company received the 3rd forbearance agreement from KeyBank. Please refer to Note 11 for key terms. It’s still in negotiations with KeyBank.

On October 9, 2020, Keybank executed a “Deposit Account Control Agreement” remitting any funds on deposit in the Deposit Account to the Secured Party. According to the company deposit account, there is $674,000 in the listed accounts being reserved, and was withdrawn by Key Bank and applied to the interest and principal in arrears.

Covid 19

Under the potential resurgence of Covid-19 in the winter of 2020, the Company may experience loss in sales in its retail locations. Since the stores are mainly located in New York and Florida, which are greatly impacted by the pandemic, related government departments such as DOH and CDC have directly given safety plans and guidelines to the Company. Regulations social distancing, controlling in-store customer traffic, and curfew orders have impacted the sales in stores significantly, and such impact will possibly continue. On the other side, the supply chain as well as the wholesale section are also expecting potential challenges caused by Covid-19. The Company’s online sales may increase due to customers ordering grocery delivery instead of shopping in stores. Sales slightly increased (3%) in Oct 2020, compared to sales in Oct 2019.

Nasdaq Stock Market Notice

On October 5, 2020, we received a letter from Nasdaq, which stated that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires an issuer to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Rule”). In accordance with the Nasdaq Listing Rules, we were provided with a 180-day grace period to regain compliance with the Minimum Bid Price Rule, through April 5, 2021. The notice has no immediate impact on the listing or trading of our securities on Nasdaq. We intend to monitor the closing bid price of our common stock and consider available options to regain compliance with the Minimum Bid Price Rule.

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

Overview

iFresh Inc. (“we,” “us,” “our,” or “iFresh” or the “Company”) is a Delaware company incorporated in July 2016 in order to reincorporate E-Compass Acquisition Corp. (“E-Compass”) to Delaware pursuant to the Merger Agreement (as defined below). Immediately following the reincorporation, we acquired NYM Holding, Inc (“NYM”). E-Compass was a blank check company formed for the purpose of entering into a share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. NYM is a fast growing Asian/Chinese grocery supermarket chain in the north-eastern U.S. providing food and other merchandise hard to find in mainstream grocery stores. Since NYM was formed in 1995, NYM has been targeting the Chinese and other Asian populations in the U.S. with its in-depth cultural understanding of its target customer’s unique consumption habits. iFresh currently has nine retail supermarkets across New York, Massachusetts and Florida, with in excess of 4,938,600 sales transactions in its stores in the fiscal year ended March 31, 2020. It also has one in-house wholesale businesses, Strong America Limited (“Strong America covering more than 6,000 wholesale products and servicing both NYM retail supermarkets and over 1,000 external clients that range from wholesalers to retailing groceries and restaurants. NYM has a stable supply of food from farms in New Jersey and Florida, ensuring reliable supplies of the most popular vegetables, fruits and seafood. Its wholesale business and long term relationships with farms insulate NYM from supply interruptions and sales declines, allowing it to remain competitive even during difficult markets.

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd (collectively, the “RET Wine Co.”)., pursuant to which the Sellers will sell their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) to the Company in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The acquisition was closed on April 22, 2020. RET Wine Co. is engaged in the business of manufacturing and sales of rice liquor products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal rice liquor products.

RET Wine Co. has an automatic filling production line with an annual production capacity of 5,000 tons of liquor products at a 1,000 square-meter facility. Herbal Wine Co. has an automatic filling production line with an annual production capacity of 6,000 tons of herbal liquor.

In April 2020, we acquired 70% of Xiamen DL Medical Technology Co, Ltd., (“DL Medical”) a company in the People’s Republic of China, in exchange for $600,000 in cash and 900,000 shares of our common stock. The acquisition was closed on April 28, 2020.

Xiamen DL Medical Technology Co, Ltd produces face masks in China founded in March 2020. Its core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, cotton spinning processing. They have built the production lines from scratch, with an estimated aggregate annual output of 5 million masks. They have one medical mask production line, which once operational, can handle a daily capacity of up to 30,000 masks, and two non-medical masks production lines, with an output capacity of up to 400,000 marks per day. They expect to launch production from these production lines in the fourth quarter of 2020. Around $420,000 was needed to fund the production.

In August 2020, The Company entered into an acquisition agreement with Jiuxiang. Jiuxiang specializes in providing supply chain financial services that satisfy customer demands for daily necessities, green products and services and that improve environmental performance. Jiuxiang has developed an advanced supply chain Platform targeting Business to Business to Consumer (B2B2C)) areas, including signature products of jiayoubei online shopping malls, single-purpose prepaid card payment systems, and supply chain systems. These products utilize an integrated operating model and centralized IT-infrastructure to help clients capitalize on new digital capabilities, including enhanced connectivity, online-to-offline shopping experience, digital payment systems, and customized SME system platform.

These acquisitions are aimed to diversify the Company’s revenue stream and reduce the operational risk in the US. The operation of these three new businesses is expected to increase the Company’s profitability, increase the cash flow and improve the Company’s liquidity.

Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with nine retail super markets and one wholesale facility. iFresh has strategically expanded along the I-95 corridor in the past few years with retail stores in Massachusetts, New York and Florida.

a.	iFresh provides unique products to meet the demands of the Asian/Chinese American Market;

b.	iFresh has established a merchandising system backed by an in-house wholesale business and by long-standing relationships with farms and suppliers;

c.	iFresh maintains an in-house cooling system with unique hibernation technology that is has developed over 20 years to preserve perishables, especially produce and seafood; and

d.	iFresh capitalizes on economies of scale, allowing strong negotiating power with upstream vendors, downstream customers and sizable competitors;

As mentioned above, starting from 2020, the Company started to expand its operations in China by acquiring three companies in the manufacture of liquor products, manufacture of masks and daily necessities business to diversify its revenue stream and reduce the supermarket operational risk in the US.

iFresh’s net sales were $45.8 million and $45.7 million for the six months ended September 30, 2020 and 2019, respectively. Starting from April, 2020, we had revenue generated from our operations in China. For the six months ended September 30, the liquor, mask and daily necessities businesses from operations in China constituted approximately $2 million in sales. For the supermarket and trading business in the US, perishables constituted approximately 51.7% of the total sales for the six months ended September 30, 2020. iFresh’s net loss was approximately $186,000 for the six months ended September 30, 2020, an decrease of approximately $4.1 million, or 95.6%, from the $4.3 million of net loss for the Six months ended September 30, 2019. Adjusted EBITDA was $2.2 million for the six months ended September 30, 2020, an increase of $4.1 million, or 218%, from negative $1.9 million for the six months ended September 30, 2019.

Factors Affecting iFresh’s Operating Results

Seasonality

iFresh’s business is subject to seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 30, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In its fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year, in January or February).

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. In the first quarter of fiscal year 2020, the Company outsourced these two stores to a third party to operate and are collecting contracting fees. The Company’s retail sales decreased significantly due to the change of operations of these two stores.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $3.5 million, or 60.3% for the Six months ended September 30, 2020 as compared to the same period of last year as a result of workforce reduction to reduce costs.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facility, which supplied about 14.8 % of its procurement for the six months ended September 30, 2020. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turn its inventory and vendor payables. Any changes to the vendor and supply management system could affect iFresh’s purchasing costs and operating expenses. Starting in the fourth quarter of fiscal year 2019, the Company’s wholesale business gradually slowed down and the retail stores rely heavily on third party vendors for inventory supplies instead of a centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operation and operating results. As of September 30, 2020, one iFresh store is under renovation and has not opened yet.

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the income statement and would decrease iFresh’s profit until a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. Due to operational difficulties and loss, iFresh closed two stores in New York and opened one store in Florida during the year ended March 31, 2020.

COVID-19

The Company was impacted by the COVID-19 outbreak as it operates in areas under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and their communities. The safety of our associates and our customers is always our first priority. In response to COVID-19, iFresh incurred incremental operating expenses of over $313,000 in the 6 months ended September 30, 2020 for new initiatives implemented to support and protect our associates, customers and the communities:

1.	Enhanced and more frequent sanitation practices, including hourly cleaning of high touch point areas throughout our stores, like cashier stations, and customer bathrooms, nightly deep cleaning and disinfectant fogging in every store

2.	Reduced store operating hours, including the closure of the stores located in Brooklyn, New York and in Flushing, New York, where there are high populations and a higher risk of infection during the end of March and April peak period.

3.	Posting and educating official recommended guidance and adhere to guidelines within the safety plan.

4.	Created a centralized call center to provide our associates with single guidance and direct reporting.

5.	Expanded remote work capabilities for office associates and provided numerous private car pools in order to reduce the exposure to COVID in public transportation.

6.	Implemented a temporary wage or allowance premium of 15%-50% above the standard base rate of pay for front line associates

7.	Donated over 200,000 masks to local police precincts, schools, the community and our customers.

8.	Expanded online order sales and mobile order delivery

9.	Limited bulk sales per customer on certain products such as milk, eggs, seafood & produce.

10.	Limited the number of customers to approximately 25% of each store’s maximum occupancy, test the temperature of each customer, sterilize, and distribute masks and gloves before entering the facility.

11.	Implemented a Personal Protective Equipment program, provided associates with masks and gloves, provide frontline associates, such as cashiers and security guards, delivery team with protective clothing, goggles, and complementary herbal health care supplies to enhance the immune system.

12.	Step Marking for Social Distancing program - installed floor markers and additional signage in high traffic areas to signify six-foot distances to encourage proper social distancing, hiring safeguards to monitor the social distance and customer safety in store.

13.	Reserved the first two hours of business each day for senior citizens and at-risk customers

14.	Implemented temperature checks for all associates

15.	Acquiring the mask supplies business in China, to stock up to meet the demand of these products.

16.	Installed plexiglass shields at all registers, guest services and pharmacy counters

Due to the stay-at-home order, sales transactions were decreased by 50% from 2.6 million transactions for the six months ended September 30, 2019 to 1.3 million transactions for the six months ended September 30, 2020. However, sales per transaction increased from $14 to $25. Retail sales decreased by $ million due to the lockdown for the six months ended September 30, 2020.

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

Results of Operations for the Six months ended September 30, 2020 and 2019

	For the Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales	$45,212,175	$44,458,495	753,680	1.7%
Net sales-related parties	543,237	1,230,789	(687,552)	-55.9%
Total net sales	45,755,412	45,689,284	66,128	0.1%
Cost of sales-Third parties	31,596,232	31,656,870	(60,638)	-0.2%
Cost of sales-related parties	419,791	980,688	(560,897)	-57.2%
Retail occupancy costs	2,900,228	3,506,909	(606,681)	-17.3%
Gross profit	10,839,161	9,544,817	1,294,344	13.6%

Selling, general and administrative expenses	12,608,256	14,427,673	(1,819,417)	-12.6%
Loss from operations	(1,769,095)	(4,882,856)	3,113,761	-63.8%
Interest (expense), net	(822,661)	(959,220)	136,559	-14.2%

Other income	2,406,530	1,650,720	755,810	45.8%
Net income (loss) before income taxes	(185,226)	(4,191,356)	4,006,130	-95.6%
Income tax provision	(589,750)	63,493	(653,243)	-1028.8%
Net income (loss)	404,524	(4,254,849)	4,659,373	-109.5%
Less: net income attributable to non-controlling interest	2,138	-	2,138	100.0%
Net income (loss) attributable to common shareholders	402,386	(4,254,849)	4,657,235	-109.5%

Other comprehensive income (loss)
Foreign currency translation adjustment	263,960	-	263,960	100.0%
Comprehensive income (loss)	668,484	(4,254,849)	(4,923,333)	-115.7%
Less: comprehensive income attributable to non - controlling interests	10,299	-	10,299	100.0%
Comprehensive income (loss) attributable to iFresh	$658,185	$(4,254,849)	(4,913,034)	-115.5%

Net Sales

The following table summarizes disaggregated revenue from contracts with customers by segments:

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$8,595,216	$8,423,151	$172,065	2.0%
US Retail	35,195,149	37,266,133	(2,070,984)	-5.6%
Liquor Products	269,781	-	269,781	100.0%
Mask Products	596,927	-	596,927	100.0%
Daily Necessities	1,098,339	-	1,098,339	100.0%
Total Net Sales	$45,755,412	$45,689,284	$66,128	0.1%

US Retail and wholesale business

The following table summarized the sales from US supermarkets and trading business for the six months ended September 30, 2020 and 2019:

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales retail-third parties	$35,195,149	$37,266,133	$(2,070,984)	-5.6%
Net sales wholesale-third parties	8,051,979	7,192,362	859,617	12.0%
Net sales wholesale-related parties	543,237	1,230,789	(687,552)	-55.9%
Total Net Sales	$43,790,365	$45,689,284	$(1,898,919)	-4.2%

For the US supermarket and trading business, net sales were $43.8 million for the six months ended September 30, 2020, a decrease of $1.9 million, or 4.2%, from $ 45.7 million for the six months ended September 30, 2019.

Net retail sales to third parties decreased by $2.1 million, or 5.6%, from $37. 3 million for the six months ended September 30, 2019 to $ 35.2 million for the six months ended September 30, 2020. The decrease resulted mainly from the closure of two stores in New York City due to lower performance. These two stores contributed $1.2 million for the six months ended September 30, 2019 and due to the impact of Covid-19, our sales decreased by $1.8 million in the wholesale and retail business sector. However, we opened a new store in North Miami in January 2020, which contributed sales of $1.1 million for the six months ended September 30, 2020, compared to $nil for the six months ended September 30, 2019.

Our total net wholesale sales increased by $0.2 million from $8.4 million for the six months ended September 30, 2019 to $8.6 million for the six months ended September 30, 2020. Sales were considered to be consistent for these two periods.

Liquor and mask products

In April 2020, we acquired RET Wine Co. and DL Medical in China. For the six months ended September 30, 2020, RET Wine Co. and DL Medical contributed sales of approximately $270,000 and $597,000, respectively. DL Medical is a newly incorporated Company established in March 2020.

Daily necessisites

In August 2020, we acquired Jiuxiang Co. in China. For the six months ended September 30, 2020, Jiuxiang contributed sales of approximately 1,098,000

Cost of sales, Occupancy costs and Gross Profit

The following table summarizes disaggregated cost from contracts with customers by segments:

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US wholesale	$5,578,163	$6,045,159	$(466,996)	-7.7%
US retail	27,875,207	26,592,399	1,282,808	4.8%
Liquor products	128,422	-	128,422	100%
Mask products	483,401	-	483,401	100%
Daily necessities	851,058	-	851,058	100%
Total Cost of Sales (Including Occupancy Cost)	$34,916,251	$32,637,558	$2,278,693)	7.0%

US retail and wholesale business

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
Retail Segment
Cost of Sales	$24,974,979	$26,592,399	$(1,617,420)	-6%
Occupancy costs	$2,900,228	$3,506,909	$(606,681)	-17%
Gross profit	$7,319,942	$7,166,825	$153,117	2%
Gross margin	20.8%	19.2%	1.6%

For the retail segment, cost of sales decreased $1.5 million, from $ 26.5 million for the six months ended September 30, 2019, to $25.0 million for the six months ended September 30, 2020. The decrease was consistent with the sales decrease and mainly due to the closure of two stores in New York City in 2020, which contributed a cost of $1.7 million for the six months ended September 30, 2019. The cost decreased by 6.1%, compared to sales decrease of 5.6%, leading to higher margin which was calculated before adding the occupancy cost in the total cost. This is expected when the strategic decision was made to close the two stores with margin lower compared to others. For the six months ended September 30, 2019, these two stores had a gross margin of only 2%.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.6 million, which was mainly attributable to the closure of the two stores in New York City for the six months ended September 30, 2019.

Gross profit was $7.3 million and $7.2 million for the six months ended September 30, 2020 and 2019, respectively. Gross margin was 20.8% and 19.2% for the six months ended September 30, 2020 and 2019, respectively. The gross profit increased due to the closure of the two stores with lower gross margin in 2020 as mentioned above.

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Wholesale Segment
Cost of sales	$5,578,163	$6,045,159	$(466,996)	-8%
Gross profit	$3,017,053	$2,377,992	$639,061	27%
Gross margin	35.1%	28.2%	6.9%

For our wholesale segment, the cost of sales for the six months ended September 30, 2020 decreased by $0.4 million, or 8%, from $6 million for the six months ended September 30, 2019 to $5.6 million for the six months ended September 30, 2020. The decrease is consistent with the decrease of sales from the wholesale segment in 2020.

Gross profit for the six months ended September 30, 2020 increased by approximately $0.6 million, or 27%, from $2.4 million for the six months ended September 30, 2019 to $3 million for the six months ended September 30, 2020. Gross margin increased by 6.9% from 28.2% to 35.1%. The increase was due to the significant sales decrease to related parties, of which the margin is lower than sales made to third parties.

Liquor and mask products

For our liquor products, the cost of sales and gross profit for the six months ended September 30, 2020 were $128,422 and $141,359 respectively, with a gross margin of 52%. For our mask products, the cost of sales and gross profit for the six months ended September 30, 2020 were $483,401 and $113,526, respectively, with a gross margin of 19%. These two businesses have relatively high margin due to the industry barriers where business licenses are required for the manufacturing of these products.

Daily Necessities

For our Daily Necessities products, the cost of sales and gross profit for the six months ended September 30, 2020 were $851,058 and $247,281 respectively, with a gross margin of 24%. The margins are high due to no occupancy costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $12.6 million for the six months ended September 30, 2020, a decrease of $1.8 million, or 12.6%, compared to $14.4 million for the six months ended September 30, 2019. For the six months ended September 30, 2019, we had $0.5 million of stock compensation to employees and $2 million of expense associated with warrant exercises. Due to the change of majority shareholder from Mr. Long Deng to HK Xu Ding Co., Limited qualified as a “fundamental transaction” defined in the warrant agreements dated on October 23, 2018. The shareholders exercised their warrants at no cost. For the six months ended September 30, 2020, due to the permanent closure of two stores in New York City, selling, general, and administrative expenses decreased by $1.1 million. In addition, overall selling, general, and administrative expenses decreased by $.7 million across all segments due to the lower sales and management’s effort to cut expenses, as well as the impact of Covid-19 when we had to temporarily close certain stores for 20 days in April 2020.

Interest Expense

Interest expense was $0.8 million for the six months ended September 30, 2020, a decrease of $0.2 million, or 14.2%, from $1 million for the six months ended September 30, 2019, attributable to decreased interest rate from 4.45% for the six months ended September 30, 2019 to 2.25% for the Six months ended September 30, 2020.

Other income

Other income was $2.4 million for the six months ended September 30, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $.7 million, 45.8%, from $1.7 million for the six months ended September 30, 2019. For the six months ended September 30, 2020, the Company collected $2.5 million related to litigation with one of our landlords. For the six months ended September 30, 2020, management fee and rental income decreased by $1.8 million due to the closure of two stores, as well as the impact of Covid-19.

Income Tax Provision

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax. RET, DL Medical and Jiuxiang are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Income tax benefit was $589,750 for the six months ended September 30, 2020, compared to $63,493 of income tax benefit for the six months ended September 30, 2019. The effective income tax rate was (3.2)% and (1.5)% for the six months ended September 30, 2020 and 2019, respectively. For the six months ended September 30, 2020, the Company utilized the deferred tax assets due to NOLs from prior periods. For the six months ended September 30, 2019, the Company recognized deferred tax results from NOLs, deferred expense, inventory and lease liabilities.

Net Income (Loss) and Net Income (Loss) Attributable to Noncontrolling Interest

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$404,524	$(4,254,849)	$4,659,373	-109.5%
Net loss attributable to non-controlling interest	2,138	-	2,138	100.0%
Net income (loss) attributable to Ifresh	$402,386	$(4,254,849)	$4,657,235	-109.5%
Net income (loss) margin	0.01%	-9.31%		9.32%

Net income was 0.4 million for the six months ended September 30, 2020, an increase of $4.7 million, or 109.5%, from $4.3 million of net loss for the six months ended September 30, 2019, mainly attributable to the increased gross margin, decrease in selling, general, and administrative expenses and increased other income described above. Net loss attributable to noncontrolling interest resulted from the loss from DL Medical, which was 70% owned by iFresh. Net income(loss) as a percentage of sales was 0.01% and -9.3% for the six months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA

	For Six Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$404,524	$(4,254,849)	$4,659,373	-109.5%
Interest expense	822,661	959,220	(136,559)	-14.2%
Income tax provision	(589,750)	63,493	(653,243)	-1028.8%
Depreciation	1,265,178	1,093,572	171,606	15.7%
Amortization	424,601	249,166	175,435	70.4%
Adjusted EBITDA(LOSS)	$2,327,214	$(1,889,398)	$4,216,612	223.2%
Percentage of sales	5.1%	-4.1%	9.2%

Adjusted EBITDA was $2.3 million for the six months ended September 30, 2020, an increase of $4.2 million, as compared to Adjusted EBITDA (LOSS)of $(1.9) million for the Six months ended September 30, 2019, mainly attributable to the increase in net income resulting from increased gross margin, decrease in selling, general, and administration and the increase in other income of $0.8 million.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

	For the Three Months Ended September 30,		Changes
	2020	2019	$		%
	Unaudited	Unaudited
Net sales	$23,943,874	$21,373,820		$2,570,054	12.0%
Net sales-related parties	277,623	487,682		$(210,059)	-43.1%
Total net sales	24,221,497	21,861,502		$2,359,995	10.8%
Cost of sales-Third parties	17,773,769	15,140,772		$2,632,997	17.4%
Cost of sales-related parties	225,171	398,118		$(172,947)	-43.4%
Retail Occupancy costs	1,427,054	1,576,290		$(149,236)	-9.5%
Gross profit	4,795,503	4,746,322		$49,181	1.0%

Selling, general and administrative expenses	8,194,094	5,851,779		$2,342,315	40.0%
(Loss) from operations	(3,398,591)	(1,105,457)		$(2,293,134)	207.4%
Interest (expense), net	(461,435)	(349,475)		$(111,960)	32.0%

Other income	77,330	729,639		$(652,309)	-89.4%
Net (loss) before income taxes	(3,782,696)	(725,293)		$(3,057,403)	421.5%
Income tax provision	(589,750)	161,430		$(751,180)	-465.3%
Net (loss)	$(3,192,946)	$(886,723)		$(2,306,223)	260.1%
Less: net income attributable to non-controlling interest	8,056	-		$8,056	100.0%
Net (loss) attributable to common shareholders	(3,201,002)	(886,723)		$(2,314,279)	261.0%

Other comprehensive income (loss)			$
Foreign currency translation adjustment	241,979	-		$241,980	100.0%
Comprehensive (loss)	(2,950,967)	(886,723)		$(2,064,244)	232.8%
Less: comprehensive income attributable to non - controlling interests	15,796	-		$15,796	100.0%
Comprehensive (loss) attributable to iFresh	(2,966,763)	(886,723)		$(2,080,040)	-234.6%

Net Sales

The following table summarizes disaggregated revenue from contracts with customers by segments:

US Retail and wholesale business

The following table summarized the sales from US supermarket and trading business for the Three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$4,367,905	$3,891,046	$476,859	12.3%
US Retail	$18,105,597	$17,970,943	$134,654	0.7%
Liquor products	$77,032		$77,032	100.0%
Mask Products	$572,624		$572,624	100.0%
Daily Necessities	$1,098,339		$1,098,339	100.0%
Total Net Sales	$24,221,497	$21,861,989	$2,359,508	10.8%

US Retail and wholesale business

The following table summarized the sales from US supermarket and trading business for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales retail-third parties	$18,105,597	$17,970,456	$135,141	0.8%
Net sales wholesale-third parties	4,090,282	3,403,364	686,918	20.2%
Net sales wholesale-related parties	277,623	487,682	(210,059)	-43.1%
Total Net Sales	$22,473,502	$21,861,502	$612,000	2.8%

For the US supermarket and trading business, net sales were $22.5 million for the three months ended September 30, 2020, a decrease of $.6 million, or 2.8%, from $ 21.9 million for the three months ended September 30, 2019.

Net retail sales to third parties increased by $.1 million, or .8%, from $18.0 million for the three months ended September 30, 2019 to $18.1 million for the three months ended September 30, 2020 which is consistent for these two periods.

Our total net wholesale sales increased by $0.5 million or 12.3% from $3.9 million for the three months ended September 30, 2019 to $4.4 million for the three months ended September 30, 2020. Sales were considered to be consistent for these two periods.

Liquor and mask products

In April 2020, we acquired RET Wine Co. and DL Medical in China. For the three months ended September 30, 2020, RET Wine Co. and DL Medical contributed sales of $ 77,032 and $572,624 respectively. DL Medical is a newly incorporated Company established in March 2020.

Daily Necessities

In August 2020, we acquired Jiuxiang Co. in China. For the three months ended September 30, 2020, Jiuxiang contributed sales of approximately $1,098,000.

Cost of sales, Occupancy costs and Gross Profit

The following table summarizes disaggregated Cost from contracts with customers by segments:

	For the Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$2,816,298	$2,851,504	$(35,206)	-1.2%
US Retail	15,229,652	14,263,676	965,976	6.8%
Liquor products	57,868	-	57,868	100%
Mask products	471,118	-	471,118	100%
Daily necessities	851,058	-	851,058	100%
Total Cost of Sales (Including Occupancy Cost)	$19,425,994	$17,115,180	$2,310,814	13.5%

US retail and wholesale business

	For the Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Retail Segment
Cost of sales	$13,802,598	$12,687,386	$1,115,212	9%
Occupancy costs	$1,427,054	$1,576,290	$(149,236)	-9%
Gross profit	$2,875,945	$3,706,780	$(830,835)	-22%
Gross margin	15.9%	20.6%	-4.7%

For the retail segment, cost of sales increased by $1.1 million, from $12.7 million for the three months ended September 30, 2019, to $13.8 million for the three months ended September 30, 2020. This increase is consistent with increase in sales.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.1 million, which was mainly attributable to the closure of the two stores in New York City which contributed occupancy cost of $0.1 million for the three months ended September 30, 2019.

Gross profit was $2.9 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively. Gross margin was 15.9% and 20.6% for the three months ended September 30, 2020 and 2019, respectively. The gross profit decrease is consistent between periods.

	For the Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Wholesale Segment
Cost of sales	$2,816,298	$2,851,504	$(35,206)	-1%
Gross profit	$1,551,607	$1,039,542	$512,065	49%
Gross margin	35.5%	26.7%	8.8%

For our wholesale segment, the cost of sales for the three months ended September 30, 2020 decreased by $35,206, or 1%, from $2.9 million for the three months ended September 30, 2019 to $2.8 million for the three months ended September 30, 2020. The decrease is consistent with the decrease of sales from the wholesale segment in 2020.

Gross profit for the three months ended September 30, 2020 increased by approximately$.5 million, or 49%, to $1.6 million for the three months ended September 30, 2020 to $1.0 million for the three months ended September 30, 2019. Gross margin increased by 8% from 26.7% to 35.5%. The increase was due to the increase in wholesale pricing as a result of Covid-19 and selling of masks, which has a high margin.

Liquor and mask products

For our liquor products, the cost of sales and gross profit for the three months ended September 30, 2020 were $128,422 and $141,359 respectively, with a gross margin of 52%. For our mask products, the cost of sales and gross profit for the three months ended September 30, 2020 were $483,401 and $113,526, respectively, with a gross margin of 19%. These two businesses have relatively high margins due to the industry barriers where business licenses are required for the manufacturing of these products.

Daily Necessities

For our Daily Necessities products, the cost of sales and gross profit for the three months ended September 30, 2020 were $851,058 and $247,281 respectively, with a gross margin of 24%. The margins are high due to no occupancy costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $8.2 million for the three months ended September 30, 2020, an increase of $2.3 million, or 40%, compared to $5.9 million for the three months ended September 30, 2019. For the three months ended September 30, 2019, we had $0.5 million of stock compensation to employees and $1.5 million of expenses associated with warrant exercise in that quarter. The change of our majority shareholder from Mr. Long Deng to HK Xu Ding Co., Limited, is qualified as a “fundamental transaction” defined in the warrant agreements dated o n October 23, 2018. The shareholders exercised their warrants at no cost. Overall selling, general, and administrative expenses increased by $1.8 million due to acquisition of Jiuxiang.

Interest Expense

Interest expense was $0.5 million for the three months ended September 30, 2020, an increase of $0.1 million, or 32%, from $.3 million for the three months ended September 30, 2019, attributable to the additional 3% default interest accrued on loan with KeyBank.

Other income

Other income was $77,080 for the three months ended September 30, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income decreased $.6 million from $.7 million for the three months ended September 30, 2019. For the Three months ended September 30, 2020, the Company collected $2.3 million from the litigation claims. For the three months ended September 30, 2020, management fee and rental income decreased by $0.6 million due to the closure of two stores, as well as the impact of Covid-19.

Income Taxes Provision

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax. RET, DL Medical and Jiuxiang are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Income tax benefit was $589,750 for the Three months ended September 30, 2020, compared to $161,000 of income tax expense for the three months ended September 30, 2019. The effective income tax rate was (15.6)% and 22.3% for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, the Company utilized the deferred tax assets due to NOLs from prior periods which have been fully reserved. For the three months ended September 30, 2019, the Company recognized deferred tax results from deferred expense, inventory and lease liabilities.

Net Income (loss) and Net Income (loss) attributable to noncontrolling interest

	For Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net (loss)	$(3,192,946)	$(886,723)	$(2,306,223)	260.1%
Net loss attributable to non-controlling interest	8,056	-	8,056	100.0%
Net (loss) attributable to Ifresh	$(3,201,002)	$(886,723)	$(2,314,279)	261.0%
Net (loss) Margin	-13.22%	-4.06%	9.16%

Net loss was 3.8 million for the three months ended September 30, 2020, an increase of $2.3 million, from $0.9 million of net loss for the three months ended September 30, 2019, mainly attributable to the acquisition of Jiuxiang. Net loss attributable to noncontrolling interest resulted from the loss from DL Medical, which was 70% owned by iFresh. Net income(loss) as a percentage of sales was (13.22)% and (4.06)% for the three months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA

	For Three Months Ended September 30,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net (loss)	$(3,192,946)	$(886,723)	$(2,306,223)	260.1%
Interest expense	461,435	349,475	111,960	32.0%
Income tax benefit (provision)	(589,750)	161,430	(751,180)	-465.3%
Depreciation	691,306	531,928	159,378	30.0%
Amortization	287,968	33,333	254,635	763.9%
Adjusted EBITDA (LOSS)	$(2,341,987)	$189,443	$(2,531,430)	1136.2%
Percentage of sales	-9.7%	0.9%	-10.6%

Adjusted EBITDA (LOSS) before income tax, depreciation, and amortization was $2.3 million for the Three months ended September 30, 2020, an increase of $2.6 million, as compared to adjusted EBITDA before income tax, depreciation, and amortization of $.2 million for the three months ended September 30, 2019, mainly attributable to the acquisition of Jiuxiang which had a net loss of $2.2 million.

Liquidity and Capital Resources

As of September 30, 2020, iFresh had cash and cash equivalents of approximately $7.8 million. iFresh had a negative working capital of $19.9 million and $28.6 million and as of September 30, 2020 and March 31, 2020, respectively. The long-term KeyBank loan of $20.5 million has been reclassified as short-term because the Company is not in compliance with the KeyBank loan covenants and they have the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement with KeyBank National Association (“KeyBank”). Failure to maintain these loan facilities will have a significant impact on the Company’s operations. Refer to the discussion below in “KeyBank National Association – Senior Secured Credit Facilities” section for more detail.

iFresh has funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets and its ability to refinance its loans with KeyBank or seek alternative sources of financing. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of September 30, 2020. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control and our financing.

We have $6.6 million of advances and receivables due from related parties that we intend to collect or acquire. For the six months ended September 30, 2020, the Company received $2.5 million cash from the issuance of stock.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of September 30, 2020, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern. The management believes the Company does not have enough liquidity for the next twelve months.

The following table summarizes iFresh’s cash flow data for the Six months ended September 30, 2020 and 2019.

	For the Six Months Ended
	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(2,327,113)	$(321,876)
Net cash provided by (used in) investing activities	5,173,967	(582,612)
Net cash provided by financing activities	4,160,212	711,008
Net Increase (decrease) in cash and cash equivalents	$7,007,066	$(193,480)

Operating Activities

Net cash used by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, and the effect of working capital changes. Net cash used in operating activities was approximately $2.3 million for the six months ended September 30, 2020, an increase of $2.0 million, compared to $.3 million used in operating activities for the six months ended September 30, 2019. The increase was a result of a decrease of $4.0 million in net loss, offset by increase in cash used for inventory of $3.2 million and net cash advances made to related parties of $1.5 million as compared to the net repayment of advances to related parties of $.9 million in the prior period.

Investing Activities

Net cash provided by investing activities was approximately $5.2 million for the six months ended September 30, 2020, an increase of $5.7 million, compared to $0.6 million used by investing activities for the six months ended September 30, 2019. The increase was primarily attributable to the increase of $6.8 million cash received from the acquisitions of the three companies in 2020, offset by $1.5 million cash paid for the acquisition of property and equipment and the acquisition of DL.

Financing Activities

Net cash provided by financing activities was approximately $4.2 million for the six months ended September 30, 2020, which mainly consisted of cash received from issuance of stock for $2.5 million and cash received from governmental PPP loans of $1.8 million, offset by $0.1 million of cash paid notes payable, and capital leases. Net cash provided by financing activities was approximately $0.7 million for the six months ended September 30, 2019, which mainly consisted of net cash paid on bank loans of .9 million offset by cash received from capital contribution of $1.8 million.

Paycheck Protection Program loans from government

In April and May 2020, the Company received a Paycheck Protection Program loan (“PPP loan”) of $1,768,212 provided by the US Small Business Administration (“SBA”). These loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. These loans have an interest rate of 1% with a maturity of 2 years.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit line of $5,000,000 for making advances and issuance of letter of credit, (2) $15,000,000 of a term loan and (3) $5,000,000 of a delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

A Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of March 31, 2019.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated this loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest is being accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the events of defaults for certain period of time. The Forbearance Agreement contains customary forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to a Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). KeyBank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

From Jan to September 2020, non-payment of the amount due by the Company was $1,866,292. Also, the Company has defaulted on certain loan covenants. The Company is currently in default of its KeyBank loan agreement and is subject to the continued forbearance of the lender until it consummates the 3rd forbearance agreement as indicated in the following paragraph or obtains alternative sources of financing to settle the amounts owed to KeyBank.

On August 6, 2020 the Company received the 3rd forbearance agreement from KeyBank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report. The Forbearance Agreement is still under negotiation.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2020:

		Less than			More than
Contractual Obligations (unaudited)	Total	1 year	1-3 years	3-5 years	5 years
Bank Loans	$20,232,547	$20,232,547	$-	$-	$-
PPP Loans	1,768,212	-	1,768,212	-	-
Estimated interest payments on bank loans	1,163,928	891,809	272,119	-	-
Notes payable	95,484	65,936	29,548	-	-
Capital lease obligations including interest	388,702	157,405	230,182	1,115	-
Operating Lease Obligations(1)	85,983,038	8,497,562	17,223,498	15,971,518	44,290,460
	$109,631,911	$29,845,259	$19,523,559	$15,972,633	$44,290,460

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated, which is estimated to be approximately 50% of operating lease obligations.

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

iFresh’s management believes that among their significant accounting policies, which are described in Note 4 to the unaudited condensed consolidated financial statements of iFresh included in this Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, iFresh’s management believes these are the most critical to fully understand and evaluate its financial condition and results of operations.

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

Inventories

Inventories in our supermarket consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts). Inventories in our hot food, liquor and mask businesses consist of raw materials, work in progress and finished products. Cost includes the cost of raw materials, freight in, direct labor and related production overhead. The cost of these inventories is calculated using the weighted average method.

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

Leases

On April 1, 2019 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance we did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. See Note 13 for additional information.

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

Income Taxes

iFresh must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce any net deferred tax asset to the amount expected to be realized.

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

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings as a bargain purchase gain.

The Company uses an independent valuations company to estimates the fair value of assets acquired and liabilities assumed in a business combination While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Significant estimates in valuing certain intangible assets include, but are not limited to future expected revenues and cash flows, useful lives, discount rates, and selection of comparable companies. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. On April 1, 2019, the Company adopted this ASU and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision- useful to users of the financial statements. This ASU is effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). In November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

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

As of September 30, 2020, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of SEC’s rules and requirements.

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

The landlord filed an appeal, the appeal hearing was held on July 12, 2019 and the judge concluded that the landlord should be required both to perform the relevant obligations of the lease in the future and to pay damages caused by his previous failure to do so and for any period of delay in completing specific performance. On November 5, 2019, the Appeal Count issued a full decision affirming the judgment was entered and transmitted a rescript of the affirmance of the judgment to the superior count.

The final judgment was entered after rescript on May 7, 2020. On June 29, 2020, the landlord executed the final judgment and finally made the payment of $2,536,142 to Ming.

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On September 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. The deadline for iFresh to respond to that motion has not yet occurred. In view of the uncertainties inherent in litigation, we are unable to form a judgment as to the likelihood of an unfavorable outcome. If the plaintiff was to prevail on the merit, it could obtain a judgment against iFresh in the amount of its alleged loss under the bonds for the amount of $424,772, in addition to attorney’s fee, costs and interest. The Company has accrued $500,000 for the potential loss and expense associated with this case.

Winking Group LLC v. New York Supermarket E. Broadway Inc

A subsidiary of the Company, New York Supermarket E. Broadway Inc., entered into a lease with Winking Group LLC for the Company’s store located at 75 East Broadway, NY, 10002. The landlord sued the Company for failing to pay rent and an additional fee of $450,867. The Company negotiated an agreement with the landlord to settle the case. On November 21, 2019, the Company consented to a final judgment of possession in favor of Winking Group LLC in the amount of $400,000, with $50,867 being waived by the landlord. $400,000 has been paid in full as of December 31, 2019.

Earl M. Wheby, Jr. v. iFresh Inc.

On August 7, 2019, the Company received a complaint from a shareholder for the inspection of the Company’s books and records and to request expedited proceedings. On October 7, 2019, the Company filed an answer in response to the shareholder’s complaint, pursuant to which, among other things, the Company has agreed to produce some documents responsive to the shareholder’s demand. No hearing has been scheduled for this matter. On November 15, 2019, The Court approved the plaintiff’s voluntarily withdrawal of the lawsuit.

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

ICR, LLC v. iFresh, Inc.

On February 15, 2018, ICR (the “Plaintiff”) filed a complaint seeking remedies for breach of contract. The court has scheduled a pretrial settlement conference on Thursday, November 19, 2020.

SEC Subpoena

On March 6, 2020, the Company announced that it has received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information. The subpoena sought various documents and information regarding, among other things, the Company’s financial institution accounts, accounting practices, auditing practices, internal controls, payroll, and information furnished to auditors. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC’s request.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities.

On December 23, 2016, a wholly-owned subsidiary of the Company, NYM Holding, Inc. (“NYM”), as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving line of credit of $5,000,000 for making advance and issuance of letter of credit, (2) $15,000,000 of effective date term loan and (3) $5,000,000 of delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,950,000 of the revolving credit was used as of December 31, 2018.

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

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within sixty (60) days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and a shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest is being accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

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

From January 2020 to September 2020, non-payment of the amount due by the Company was $1,866,292. Also, the Company has defaulted on certain loan covenants. On August 6, 2020, the Company received the third forbearance agreement from KeyBank. If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the forbearance agreement is still under negotiation and no subsequent agreement or amendment was entered into.

As of September 30, 2020, the unpaid balance including interest owed to KeyBank is $21,266,149.

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

iFresh, Inc.

Date: November 23, 2020	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Yanhong (Amy) Xue
Yanhong (Amy) Xue
Chief Financial Officer (Principal financial and accounting officer)