Form 10-Q
period 2020-12-31
iFresh Inc
filed 2021-02-22
CIK 1681941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of February 22, 2021, 36,273,437 shares of the registrant’s common stock, par value $0.0001 per share, (the “Common Stock”) were issued and outstanding.

iFRESH, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2020	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,854,716	$751,942
Accounts receivable, net	4,270,996	3,405,341
Advances to vendor	2,599,331	-
Inventories, net	13,280,700	6,185,102
Prepaid expenses and other current assets	4,367,444	3,691,990
Tax Receivable	3,116,426	-
Total current assets	32,489,613	14,034,375

Advances and receivables - related parties	6,983,732	5,060,370
Property and equipment, net	23,594,740	19,769,152
Intangible assets, net	4,934,695	900,005
Security deposits	1,264,353	1,264,353
Right of use assets-lease	57,904,048	57,587,790
Deferred income taxes	-	643,116
Goodwill	4,450,483	-
Total assets	$131,621,663	$99,259,161

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,663,450	$10,674,455
Deferred revenue	5,340,241	1,311,228
Borrowings against lines of credit, current, net-in default	19,603,536	20,141,297
Notes payable, current	53,111	77,903
Finance lease obligations, current	138,857	137,243
PPP Loans from government	1,556,979
Accrued expenses	2,300,072	1,307,069
Taxes payable	448,059	-
Operating lease liabilities, current	7,556,336	5,438,356
Other payables, current	4,709,981	3,584,756
Total current liabilities	50,370,622	42,672,307

Notes payable, non-current	12,666	46,706
Finance lease obligations, non-current	201,173	277,350
		-
Other payables, non-current	83,102	83,102
Deferred tax liability	1,083,739	-
Long term operating lease liabilities	58,579,637	58,729,843
Total liabilities	110,330,939	101,809,308

Commitments and contingencies

Shareholders’ equity (deficit):
Series A Preferred shares, $.0001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	3,500,000	3,500,000
Series B Preferred shares, $.0001 par value, 1,000 shares authorized and issued and outstanding	4,908,539	-
Series C Preferred shares, $.0001 par value, 1,000 shares authorized and issued and outstanding	1,763,439
Common stock, $0.0001 par value; 100,000,000 shares authorized,30,230,383 and 18,658,547 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	3,023	1,866
Additional paid-in capital	31,386,155	18,202,323
Accumulated (deficit)	(21,545,518)	(24,254,336)
Accumulated other comprehensive Income	686,815	-
Total shareholders’ equity (deficit) attributable to iFresh	20,702,453	(2,550,147)
Noncontrolling interest	588,271	-
Total Shareholders’ Equity (deficit)	21,290,724	(2,550,147)
Total liabilities and shareholders’ equity (deficit)	$131,621,663	99,259,161

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months ended December 31,		For the Nine months ended December 31,
	2020	2019	2020	2019
	Unaudited
Net sales	$25,371,310	$20,546,584	$70,583,485	$65,005,079
Net sales-related parties	258,267	346,196	801,504	1,576,985
Total net sales	25,629,577	20,892,780	71,384,989	66,582,064
Cost of sales-Third parties	(17,409,747)	(14,789,482)	(49,005,979)	(46,446,352)
Cost of sales-related parties	(207,965)	(313,231)	(627,756)	(1,293,919)
Retail Occupancy costs	(1,400,106)	(1,475,420)	(4,300,334)	(4,982,329)
Gross profit	6,611,759	4,314,647	17,450,920	13,859,464

Selling, general and administrative expenses	(5,625,894)	(5,615,974)	(18,234,150)	(20,043,647)
Income (loss) from operations	985,865	(1,301,327)	(783,230)	(6,184,183)
Interest (expense), net	(381,393)	(326,339)	(1,204,054)	(1,285,559)
Impairment (loss)	(523,596)	(1,100,000)	(523,596)	(1,100,000)
Other income	330,864	708,494	2,737,394	2,359,213
Income (loss) before income taxes	411,740	(2,019,172)	226,514	(6,210,529)
Income tax provision (benefit)	(1,883,560)	52,096	(2,473,310)	115,589
Net Income (loss)	$2,295,300	(2,071,268)	2,699,824	(6,326,118)
		-
Less: net (loss) attributable to non-controlling interest	(11,132)	-	(8,994)	-
Net income (loss) attributable to Common shareholders	$2,306,432	$(2,071,268)	$2,708,818	$(6,326,118)
		-
Other Comprehensive income		-
Foreign currency translation adjustment	440,265	-	704,225	-
Comprehensive Income (loss)	2,735,565	(2,071,268)	3,404,049	(6,326,118)

Less: comprehensive income attributable to non - controlling interests	(1,883)	-	8,416	-
Comprehensive income (loss) attributable to iFresh	$2,737,448	$(2,071,268)	$3,395,633	$(6,326,118)
		-
Net Income (loss) per share:		-
Basic	$0.08	$(0.11)	$0.10	$(0.35)
Diluted	$0.05	$(0.11)	$0.07	$(0.35)

Weighted average shares outstanding:		-
Basic	30,230,383	18,370,628	27,118,019	18,307,728
Diluted	45,192,486	18,370,628	40,762,006	18,307,728

See accompanying notes to the unaudited condensed consolidated financial statements

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$2,699,824	$(6,326,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,981,596	1,590,632
Amortization expense	650,069	236,874
Impairment loss	523,596	1,100,000
Share based compensation	-	506,066
Lease amortization	4,793,056	6,022,761
Bad debt reserve	101,708	85,546
Deferred Tax Assets	643,116	115,589
Changes in operating assets and liabilities:	-	-
Accounts receivable	(627,521)	791,840
Inventories	(4,097,783)	1,155,946
Advance to vendor	1,151,024	-
Prepaid expenses and other current assets	436,404	(159,533)
Tax receivable	(3,116,426)	-
Security deposits	-	(28,280)
Accounts payable	(2,064,338)	(2,840,190)
Deferred revenue	(3,447,849)	576,026
Accrued expenses	797,387	(189,111)
Taxes payable	(323,924)
Operating lease liabilities	(3,141,540)	(5,966,981)
Other liability	501,574	169,277
Cash advances to related parties	(1,923,363)	387,751
Net cash (used in) operating activities	(4,463,390)	(2,771,905)

Cash flows from investing activities
Acquisition of property and equipment	(1,094,710)	(1,965,854)
Cash paid for acquisition	(600,000)	-
Cash received from acquisitions	6,770,153	-
Net cash provided by (used in) investing activities	5,075,443	(1,965,854)

Cash flows from financing activities
Proceeds from government loans	1,556,979
Repayment of line of credit	(674,636)	(1,309,017)
Repayments of notes payable	(58,831)	(83,928)
Payments of finance lease obligations	(74,563)	(110,385)
Capital contributions	-	4,394,841
Proceeds from issuance of stock	2,500,000	1,450,800
Net cash provided by financing activities	3,248,949	4,342,311

Net increase (decrease) in cash and cash equivalents	3,861,002	(395,448)
Effect of exchange rate change on Cash	241,772	-
Net increase (decrease) in cash and cash equivalents	4,102,774	(395,448)
Cash and cash equivalents at beginning of the period	751,942	1,048,090
Cash and cash equivalents at the end of the period	$4,854,716	$652,642

iFRESH INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Cash paid for interest	$50,239	$1,285,559
Cash paid for income taxes	$26,820	$-

Supplemental disclosure of non-cash investing and financing activities
Right of use assets and operating lease liabilities	$1,126,044	$-
Common stock issued for business acquisition	$10,684,989	$-
Preferred stock issued for business acquisition	$6,671,978	$-

iFRESH INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED December 31, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Shareholders’ Equity	Non controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	(deficit)	interest	(Deficit)
Balances at March 31, 2019	-	$-	16,737,684	$1,674	$14,933,829	$(15,967,482)	$-	$(1,031,979)	$-	$(1,031,979)
Capital contribution					1,119,421			1,119,421		1,119,421
Net income						(3,368,127)		(3,368,127)		(3,368,127)
Common stock issued in connection of warrants exercise			1,170,000	117	1,450,683			1,450,800		1,450,800
Stock issued for service			443,813	44	470,398			470,442		470,442
Balances at June 30, 2019	-	-	18,351,497	1,835	17,974,330	(19,335,609)	-	(1,359,443)	-	(1,359,443)

Capital contribution					646,111					646,111
Net loss						(886,723)				(886,723)
Common stock issued in connection of warrants exercise
Stock issued for service
Balances at September 30, 2019	-	-	18,351,497	1,835	18,620,441	(20,222,332)	-	(1,359,443)	-	(1,600,055)

Capital contribution			20,000	2	2,629,309					2,629,309
Net loss						(2,071,268)				(2,071,268)
Stock issued for service					35,622					35,624
Balances at December 31, 2019	-	$-	18,371,497	1,837	21,285,373	(22,293,600)	-	(1,359,443)	-	(1,006,390)

Balances at March 31, 2020	1,000	$3,500,000	18,658,546	1,866	18,202,323	(24,254,336)	-	(2,550,147)	-	(2,550,147)
Stock issued for business acquisition	1,000	4,908,539	4,752,372	475	6,053,761	-		10,962,775		10,962,775
Stock issued for stock purchase agreement			1,783,167	178	2,499,822			2,500,000		2,500,000
Acquisition of Noncontrolling interest								-	579,855	579,855
Net loss					-	3,603,388		3,603,388	(5,918)	3,597,470
Foreign currency translation adjustment					-	-	21,560	21,560	421	21,981
Balances at June 30, 2020	2,000	$8,408,539	25,194,085	2,519	26,755,906	(20,650,949)	21,560	14,537,575	574,358	15,111,934

Stock issued for business acquisition	1,000	1,763,439	5,036,298	504	4,630,249			6,394,192		6,394,192
Stock issued for stock purchase agreement										-
Acquisition of Noncontrolling interest										-
Net loss						(3,201,002)		(3,201,002)	8,056	(3,192,946)
Foreign currency translation adjustment							234,239	234,239	7,740	241,979
Balances at September 30, 2020	3,000	$10,171,978	30,230,383	3,023	31,386,155	(23,851,950)	255,799	17,965,005	590,154	18,555,159

Stock issued for stock purchase agreement										-
Acquisition of Noncontrolling interest
Net loss						2,306,432		2,306,432	(11,132)	2,295,300
Foreign currency translation adjustment							431,016	431,016	9,249	440,265
Balances at December 31, 2020	3,000	$10,171,978	30,230,383	$3,023	$31,386,155	$(21,545,518)	$686,815	$20,702,453	$588,271	$21,290,724

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

In April 2020, the Company acquired Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd., (“RET”) and Xiamen DL Medical Technology Co, Ltd., (“DL Medical”) which are incorporated and located in China to expand its business. RET is engaged in the business of manufacturing and selling rice liquor products and herbal rice wine products in the PRC. DL Medical’s core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, and cotton spinning processing.

In August 2020.The company acquired 100% equity interest of Jiuxiang Blue Sky Technology (Beijing) Co., Ltd. (“Jiuxiang”) incorporated and located in China Jiuxiang specializes in providing supply chain services that satisfy customer demands for daily necessities, green products and services. Jiuxiang has developed an advanced supply chain Platform targeting Business to Business to Consumer (B2B2C)) areas, including single-purpose prepaid card payment systems, and supply chain systems. These products utilize an integrated operating model and centralized IT-infrastructure to help clients capitalize on new digital capabilities, including enhanced connectivity, online-to-offline shopping experience, digital payment systems, and customized SME system platform.

iFresh and its subsidiaries as described above are collectively referred to as the “Company”.

(Refer to Note 5 for the detail of these acquisitions).

2. Liquidity and Going Concern

As reflected in the Company’s consolidated financial statements, the Company had negative working capital of $18.6 million and $28.6 million as of December 31, 2020 and March 31, 2020, respectively. The Company had equity of $21.3 million and deficit of $2.6 million as of December 31, 2020 and March 31, 2020, respectively. For the nine months ended December 31, 2020 and the year ended March 31, 2020, the Company had operating income of $2.2 million and operating losses of $8.3 million respectively. The Company did not meet certain financial covenants required in its credit agreement with KeyBank National Association (“KeyBank”). As of December 31, 2020, the Company has outstanding loan facilities of approximately $20 million due to KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. iFresh had funded working capital and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, and bank loans. As of December 31, 2020, the Company also has $7 million of advances and receivable from the related parties we intend to collect.  In April and May 2020, the Company received a Paycheck Protection Program loan (“PPP loan”) of approximately $1.77 million. During the quarter ended December 31, 2020, the Company had a net operating income of $2,295,300.

The Company was in default under the Credit Agreement as of December 31, 2020 and March 31, 2020. Specifically, the financial covenants of the Credit Agreement require the Company to maintain a senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio for the trailing 12 months period of less than 3.00 to 1.00 at the last day of each fiscal quarter. As of December 31, 2020 and March 31, 2020, this ratio was greater than 3.00 to 1.00, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. In addition, the Company violated the loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. KeyBank notified the Company in February that it has not waived the default and reserves all of its rights, power, privileges, and remedies under the Credit Agreement. effective as of March 1, 2019, interest has been accrued on all loans at the default rate.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the event of share transfer defaults for nine months. The Forbearance Agreement contained customary forbearance covenants and other forbearance covenants and defined certain events of defaults.

On October 9, 2020, Keybank executed a “Deposit Account Control Agreement” and withdrew $674,636 in the deposit account and applied to the outstanding principal of our revolving credit line.

From January to December 2020, non-payment of the amount due by the Company was $2,315,869. Also, the Company is not in compliance with certain loan covenants. On August 6, 2020 the Company received 3rd forbearance agreement from KeyBank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts

●	Default interest will be deferred until September 25, 2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports

●	Provide quarterly financial statements of NYM Holding and subsidiaries (“NYM”), iFresh and newly acquired businesses.

●	Monthly financial projections

●	Cost/work detail on the completion of the CT store

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

On February 4, 2021 the Company received a limited Waiver and Amendment Agreement from Keybank, which includes the following terms:

●	Provides a limited waiver of the specific events of default, the accrued and unpaid interest at the default rate, and the accrued and unpaid reimbursable fees and costs.

●	Return control of the deposit accounts of the Loan Parties with the Depository Bank to the Loan Parties.

●	Commercing on March 1, 2021, loan parties shall be obligated to pay in equal monthly installments of $50,000. Interest shall accrue on the loans at the stated Rate.

●	Maturity date of this agreement on December 31, 2021

●	Limited Guaranty Agreement dated on May 20, 2019 subject to the terms and conditions of this Agreement shall terminate pursuant to Section 6.7 upon $2,000,000 paid in immediately available funds owed by Mr. Deng to the Lender under Deng Guaranty.

●	iFresh shall pay 50% of any equity contribution to the lender for application to and against the outstanding principal balance of the loans.

●	Delivered consolidating statement of income and thirteen week cash flow projection.

●	Permit the lender or a third party to conduct a valuation of the loan parties.

●	Acquired any new Subsidiary shall obtain the prior written consent of Key Bank, and shall not be unreasonably conditioned, withheld, delayed, or denied.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this filing, the Forbearance Agreement is still under negotiation.

The Company was impacted by the COVID-19 outbreak as it operates in areas under stay-at-home orders since mid-March 2020. The Company had to operate under reduced hours including temporary closure of the stores located in Brooklyn, Manhattan and in Flushing, New York, where there are with high populations and a high risk of infection during the end of March and April peak periods.   The store in Flushing was permanently closed in December, 2020.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to the continued effect of COVID-19, general economic, competitive and other factors beyond its control. These conditions raise substantial doubt as to the Company’s ability to remain a going concern.

The management has been putting effort in reaching out to external investors and are now in the process of contacting several potential investors. With the fast development of the online shopping and fresh delivery sectors, the management has input in related industries and seeking opportunities to further strengthen its own supply chain and customers’ service quality in the Company’s online shopping platform- online iFresh. The management also filed an S-1 to help raise additional capital for the Company. The management will also apply for the second round of PPP loans.

3. Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the Securities and Exchange Commission’s Requirements for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the SEC on August 13, 2020.

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

Accounts Receivable

Accounts receivable consist primarily of uncollected amounts from customer purchases (primarily from the Company’s two distribution operations and the company’s subsidiaries in China), credit card receivables, and food stamp vouchers, and are presented net of an allowance for estimated uncollectible amounts.

The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the account receivable is written off against the allowance.

Inventories

Inventories in our supermarkets consist of merchandise purchased for resale, which are stated at the lower of cost or net realizable value. The cost method is used for wholesale and retail perishable inventories by assigning costs to each of these items based on a first-in, first-out (FIFO) basis (net of vendor discounts). Inventories in our hot food, liquor and mask businesses consist of raw materials, work in progress and finished products. Cost includes the cost of raw materials, freight in, direct labor and related production overhead. The cost of these inventories is calculated using the weighted average method.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, advances to related parties, accounts payable, deferred revenue and accrued expenses approximate fair value because of the short maturity of those instruments. Based on comparable open market transactions, the fair value of the lines of credit, PPP loans and other liabilities, including current maturities, approximated their carrying value as of December 31, 2020 and March 31, 2020, respectively due to their short term nature. The Company’s estimates of the fair value of the line of credit and other liabilities (including current maturities) were classified as Level 2 in the fair value hierarchy.

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

We had no material contract assets, contract liabilities, or costs to obtain and fulfil contracts recorded on the Consolidated Balance Sheet as of December 31, 2020 and March 31, 2020. For the nine months ended December 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

Below is a description of the revenue recognition of the three China subsidiaries:

DL Medical:

The revenue is mainly from the sales of medical protective masks and non-medical daily protective masks. For sales in China, revenues are recognized when invoice is sent and product is delivered. There is no sales discount on the sales amount as of December 31, 2020. For sales to the U.S., after the order is confirmed, the Company will ship out the goods. Revenue is recognized after the goods arrive at the designated port, usually New York or Los Angeles.

RET Wine Co.:

The revenue is mainly from the sales of wine. Revenues are recognized after invoicing and delivering. There is no sales discount on the sales amount.

Jiuxiang:

The revenue is mainly direct from the sale of the Company’s inventory, including daily necessities, tobacco and alcohol, and all revenue is recognized at the sales price. At the same time, in 2020, a part of the Company’s revenues comes from membership card sales, and this part will be recognized at the e-commerce membership card price. Specifically, the revenue can be recognized as described below:

1. Offline sales of regular products. When a client makes payment to the Company, we record as advance payments. Revenues are confirmed and recorded after the Company received confirmation from the client that the delivery of the goods was complete and correct.

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

The following table summarizes disaggregated revenue from contracts with customers by geographical group:

	For the Nine Months Ended
	December 31,	December 31,
	2020	2020
	(Unaudited)	(Unaudited)
The United States	$66,311,308	$66,582,064
China	5,073,681	-
Total	$71,384,989	$66,582,064

	For Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
The United States	$22,520,943	$20,892,780
China	3,108,634	-
Total	$25,629,577	$20,892,780

	For Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
US Wholesale	$12,300,779	$12,262,443
US Retail	54,010,529	54,319,621
Liquor Products	503,456	-
Mask Products	626,173	-
Daily Necessities	3,944,052	-
Total Net Sales	$71,384,989	$66,582,064

	For the Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
US Wholesale	$3,705,563	$3,839,292
US Retail	$18,815,380	$17,053,488
Liquor products	$233,675	-
Mask Products	$29,246	-
Daily Necessities	$2,845,713	-
Total Net Sales	$25,629,577	$20,892,780

 Cash and Cash Equivalents

Cash and Cash Equivalents include highly liquid investments with an original maturity of three months or less from the time of purchase. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in three days or less.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent consideration and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings as a bargain purchase gain.

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

For the three months ended December 31, 2020, the Company has goodwill impairment losses $521,230.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants, options, restricted stock based grants and convertible preferred stock, to issue common stock were exercised and converted into common stock. Common stock equivalents having an anti-dilutive effect on earnings (loss) per share are excluded from the calculation of diluted earnings (loss) per share.

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

Below is a reconciliation of how basic and diluted earnings per share was calculated.

	Nine Months ended		Three Months ended
	2020	2019	2020	2019
Numerator
Net income (loss) from operations	$2,699,824	$(6,326,118)	$2,295,300	$(2,071,268)
Denominator
Denominator for basic earnings per share- weighted average shares	27,118,019	18,307,728	30,230,383	18,370,628
Effect of diluted securities-Convertible preferred shares	13,643,987	-	14,962,103	-
Denominator for diluted earnings per share- adjusted weighted average shares	40,762,006	18,307,728	45,192,486	18,370,628
Basic Earnings per share	$0.10	$(0.35)	$0.08	$(0.11)
Diluted Earnings per share	$0.07	$(0.35)	$0.05	$(0.11)

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

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended
		December 31, 2020	December 31, 2019	March 31, 2020
		(RMB to USD)	(RMB to USD)	(RMB to USD)
Assets and liabilities	period end exchange rate	6.52863	N/A	N/A
Revenue and expenses	period average	6.87957	N/A	N/A

		For the Nine Months Ended December 31,		March 31,
		2020	2019	2020
Assets and liabilities	period end exchange rate	6.52863	N/A	N/A
Revenue and expenses	period average	6.57434	N/A	N/A

Concentration of credit risk

The Company maintains cash balances in ten banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$76,000). As of December 31, 2020, the Company had approximately RMB19,420,000 (approximately USD $2,911,000) in excess of the insurance amounts.

The Company maintains cash balances in nine financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. As of December 31,2020, the Company had approximately $291,000 in excess of the insurance amounts.

5. Acquisitions

Hubei Rongentang Wine Co., Ltd and Hubei Rongentang Herbal Wine Co., Ltd. (“RET”)

On March 26, 2020, the Company entered into an agreement (the “Acquisition Agreement”) with Kairui Tong and Hao Huang (collectively, the “Sellers”) and Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd., pursuant to which the Company purchased their 100% interest in Hubei Rongentang Wine Co., Ltd. and Hubei Rongentang Herbal Wine Co., Ltd. (collectively, the “Target Companies”) in exchange for 3,852,372 shares of the Company’s common stock and 1,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Upon approval of the Company’s shareholders, the 1,000 shares of Series B Preferred Stock will be converted into 3,834,796 shares of the Company’s common stock. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company.

On April 22, 2020, the Company consummated the above purchase. The aggregate fair value of the consideration paid by the Company is approximately $9.8 million and is based on the closing price of the Company’s common stock at the date of closing. The excess of the total cost of the acquisition over the fair value of the identifiable net assets was recorded as goodwill.

The transaction was accounted for as a business combination using the purchase method of accounting. The preliminary purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$371,310
Accounts receivable, net	84,260
Inventories, net	2,099,306
Advances to suppliers, net	76,476
Other current assets	910,435
Property and equipment, net	4,310,878
Total tangible assets acquired	7,852,665

Accounts payable	9,260
Advance from customers	386,119
Accrued expenses and other payables	703,060
Deferred tax liability	954,173
Total liability assumed	2,052,612

Net tangible assets acquired	5,800,053
Intangible assets	3,013,272
Goodwill	1,026,250
Total consideration	$9,839,575

The Company recorded acquisition of intangible assets of $3,013,272. These intangible assets include land use rights of $2,745,289 and a business license of $208,756. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of RET included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to December 31, 2020 are as follows:

From acquisition date of April 22, 2020 to December 31, 2020
(Unaudited)
Revenue	$503,456
Net (Loss)	$(359,461)

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

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$22,577
Inventories, net	28,975
Advances to suppliers, net	1,341,604
Property and equipment, net	69,780
Total tangible assets acquired	1,462,936

Advance from customers	703,321
Accrued expenses and other payables	59,880
Deferred tax liability	129,590
Total liability assumed	892,791

Net tangible assets acquired	570,145
Intangible assets	518,362
Goodwill	1,214,548
Net assets acquired	2,303,055
Noncontrolling interest	579,855
Total consideration	$1,723,200

The Company recorded acquired intangible assets of $518,362. These intangible assets consist of a backlog of $518,362. The associated goodwill and intangible assets are not deductible for tax purposes.

The amounts of revenue and earnings of DL included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to December 31, 2020 are as follows:

From acquisition date of April 28, 2020 to December 31, 2020
(Unaudited)
Revenue	$626,173
Net (Loss)	$(29,979)

loss attributed to non-controlling interest was $8,994 for the nine months ended December 31, 2020.

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

On August 24, 2020, the Company consummated the above transactions. The aggregate fair value of the consideration paid by the Company in the acquisition is approximately $ 6.4 million and is based on the closing price of the Company’s common stock at the date of closing.

The transaction was accounted for as a business combination using the purchase method of accounting. The preliminary purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the preliminary purchase price allocation to the assets acquired and liabilities assumed at the date of this acquisition:

Cash	$6,326,526
Inventories, net	609,180
Advances to suppliers, net	2,141,077
AR, net	51,842
Other Current Assets	219,827
Long term deferred expense	111,579
Property and equipment, net	14,752
Total tangible assets acquired	9,474,783

Advance from customers	6,027,177
Accrued expenses and other payables	269,776
Total liability assumed	6,296,953
Net tangible assets acquired	3,177,830
Intangible assets	1,012,392
Goodwill	2,206,609
Total consideration	$6,396,831

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

The amounts of revenue and earnings of Jiuxiang included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) from the acquisition date to December 31, 2020 are as follows:

From acquisition date of August 24, 2020 to December 31, 2020
(Unaudited)
Revenue	$3,944,052
Net (Loss)	(977,950)

The following table presents the Company’s unaudited pro forma results for the nine months ended December 31, 2020 and 2019, respectively, as if the RET, DL, Jiuxiang Medical Acquisition had occurred on April 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and statutory rates were used to calculate income taxes.

	For the Nine Months Ended
	December 31,	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Pro forma revenue	$75,654,754	$75,150,030
Pro forma net (loss)	(1,579,057)	(9,502,416)
Pro forma earnings per common share-basic	(.04)	(.52)
Pro forma earnings per common share-diluted	(.03)	(.52)
Weighted average shares-basic	27,118,019	18,307,728
Weighted average shares-diluted	40,762,006	18,307,728

6. Accounts Receivable

A summary of accounts receivable, net is as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Customer purchases	$4,559,181	$3,975,414
Credit card receivables	258,215	143,851
Food stamps	29,151	26,407
Others	269,006	2,518
Total accounts receivable	5,115,553	4,148,190

Allowance for doubtful accounts	(844,557)	(742,849)
Accounts receivable, net	$4,270,996	$3,405,341

7. Inventories

A summary of inventories, net is as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Inventories in US entities
Non-perishables	$8,869,968	$5,396,152
Perishables	551,085	820,761
Subtotal	9,421,053	6,216,913

Inventories in Chinese entities
Raw material	1,632,158	-
Work-in-process	485,015	-
Finished goods	1,785,632	-
Subtotal	3,902,805	-
Total		6,216,913
Allowance for slow moving or defective inventories	(43,158)	(31,811)
Inventories, net	$13,280,700	$6,185,102

8. Advances and receivables - related parties

A summary of advances and receivables - related parties is as follows:

	December 31, 2020	March 31, 2020
	(Unaudited)
Entities
New York Mart, Inc.	$2,092	$2,092
New York Mart Elmhurst Inc.	202,425	-
NY Mart MD Inc.	2,232,570	363,296
Advances – related parties	2,437,087	365,388

New York Mart, Inc.	605,265	605,265
New York Mart Elmhurst Inc.	48,164	-
NY Mart MD Inc.	3,644,736	3,841,237
iFresh Harwin Inc.	248,480	248,480
Receivables – related parties	4,546,645	4,694,982
Total advances and receivables – related parties	$6,983,732	$5,060,370

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

9. Property and Equipment

	December 31,	March 31,
	2020	2020
	(Unaudited)
Buildings and properties	$4,667,734	$-
Furniture, fixtures and equipment	23,422,361	21,023,715
Automobiles	2,140,262	1,997,925
Leasehold improvements	9,884,361	9,442,401
Software	11,436	6,735
Total property and equipment	$40,126,154	32,470,776

Accumulated depreciation and amortization	(16,531,414)	(12,701,624)
Property and equipment, net	$23,594,740	$19,769,152

In connection with the Business Acquisitions as disclosed in Note 5 above, the Company acquired approximately $4.5 million buildings and properties, of which the depreciation period is 15 years

Depreciation expense for the nine months ended December 31, 2020 was $1,981,596 and $1,590,632 for the three months ended December 31, 2020.

10. Intangible Assets

	December 31,	March 31,
	2020	2020
	(Unaudited)
Acquired leasehold rights	$2,500,000	$2,500,000
Business license	208,756	-
Land use right	2,806,632	-
Tradename	794,867	-
Technology	219,268	-
Backlog	518,362	-
Total Intangible assets	7,047,885	2,500,000

Accumulated amortization	(2,113,190)	(1,599,995)
Intangible assets, net	$4,934,695	$900,005

In connection with the Business Acquisition as disclosed in Note 5, the Company acquired $4,275,364 of intangible assets. Business license, land use right tradename, technology and backlog has an estimated weighted-average amortization period of approximately 15 years, 46 years, 10 years, 5 years and 1 year, respectively.

Amortization expense was $650,069 for the nine months ended December 31, 2020 and $236,874 for the nine months ended December 31, 2019. Future amortization associated with the net carrying amount of definite-lived intangible assets is as follows:

Year Ending December 31,
2021	$679,407
2022	234,763
2023	234,763
2024	234,763
2025	234,763
Thereafter	3,316,236
Total	$4,934,695

11. Debt

A summary of the Company’s debt is as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
PPP loans from government	$1,556,979	$-
Revolving Line of Credit-KeyBank National Association - in default	4,275,364	4,950,000
Delayed Term Loan-KeyBank National Association - in default	4,102,483	4,102,483
Term Loan-KeyBank National Association - in default	11,408,189	11,408,189
Less: Deferred financing cost	(182,500)	(319,375)
Total	$21,160,515	$20,141,297

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

During the three months ended December 31, 2020, the SBA granted loan forgiveness in the amount of $212,593 which was included in other income.

KeyBank National Association (“KeyBank”) – Senior Secured Credit Facilities

On December 23, 2016, NYM Holding, a subsidiary of iFresh, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit line of $5,000,000 for making advances and issuance of letter of credit, (2) $15,000,000 of a term loan and (3) $5,000,000 of a delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company paid a commitment fee of 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $4,275,364 of the revolving credit was outstanding as of December 31, 2020.

$15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date. On December 23, 2016, the Company used the proceeds from the term loan to pay off the outstanding balance under the Bank of America credit line agreement and HSBC line of credit.

The Delayed Draw Term Loan shall be advanced on the Delayed Draw Funding date, which is no later than December 23, 2021. $1,050,000 loan was advanced on July 13, 2017 and $3,950,000 was advanced on May 9, 2018.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries   and contains financial and restrictive covenants. The financial covenants require NYM Holding Inc and its subsidiaries to deliver audited consolidated financial statements within one hundred twenty days after each fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio less than 3.0 to 1.0 at the last day of each fiscal quarter. As of December 31, 2020 and March 31, 2020, these ratios were not met, and the Company was therefore not in compliance with the financial covenants of the KeyBank loan. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated,   or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within Sixty (60)   days after such event takes place. The Company violated the loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the change of ownership. As a result, effective as of March 1, 2019, interest was accrued on all loans at the 3% default rate   and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the share transfer default for 6 months. The Forbearance Agreement contained customary forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment decreased to $142,842 as originally required per the credit facility agreements.

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to the Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM Holding, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). KeyBank has agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

On October 9, 2020, Keybank executed a “Deposit Account Control Agreement” remitting any funds on deposit in the Deposit Account to the Secured Party. There was $674,636 in the listed accounts which was withdrawn by Key Bank and applied to the principal of a revolving credit line.

From Jan to December 2020, non-payment of the amount due by the Company was $2,315,869. Also, the Company has failed to meet certain loan covenants. On August 6, 2020 the Company received the 3rd forbearance agreement from KeyBank, which included the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be at the regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM Holding and subsidiaries, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

On February 4, 2021   the Company received proposed limited Waiver and Amendment Agreement from Keybank, which included the following terms:

●	Provides a limited waiver of the specific events of default, the accrued and unpaid interest at the default rate, and the accrued and unpaid reimbursable fees and costs.

●	Return control of the deposit accounts of the Loan Parties with the Depository Bank to the Loan Parties.

●	Commencing on March 1, 2021, loan parties shall be obligated to pay in equal monthly instalments of $50,000. Interest shall accrue on the loans at the stated Rate.

●	Maturity date of this agreement on December 31, 2021.

●	Limited Guaranty Agreement dated on May 20, 2019 Subject to the terms and conditions of this Agreement shall terminate pursuant to Section 6.7 upon $2,000,000 paid in immediately available funds owed by Mr. Deng to the Lender under Deng Guaranty.

●	iFresh shall pay 50% of any equity contribution to the lender for application to and against the outstanding principal balance of the loans.

●	Delivery of consolidating statement of income and thirteen week cash flow projection.

●	Permit the lender or a third party to conduct a valuation of the loan parties.

●	Acquired any new Subsidiary shall obtain the prior written consent, and shall not be unreasonably conditioned, withheld, delayed, or denied.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report, the Forbearance Agreement  is still under negotiation.

12. Notes Payable

Notes payables consist of the following:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Triangle Auto Center, Inc.
Secured by vehicle, 4.02%, principal and interest of $890 due monthly through January 28, 2021	$886	$8,730
Koeppel Nissan, Inc.
Secured by vehicle, 7.86%, principal and interest of $758 due monthly through June 1, 2022	12,826	18,707
Silver Star Motors
Secured by vehicle, 4.22%, principal and interest of $916 due monthly through June 1, 2021	5,426	13,357
BMO
Secured by vehicle, 5.99%, principal and interest of $1,924 due monthly through July 1, 2021	13,206	29,532
Wells Fargo
Secured by vehicle, 4.01%, principal and interest of $420 due monthly through December 1, 2021	4,930	8,500
Toyota Finance
Secured by vehicle, 0%, principal and interest of $632 due monthly through August, 2022	12,648	18,340
Secured by vehicle, 4.87%, principal and interest of $761 due monthly through July, 2021	10,751	11,633
Secured by vehicle, 0%, principal and interest of $633 due monthly through April 1, 2022	5,105	15,810
Total notes payable	65,778	124,609
Less: current maturities of notes payable	(53,112)	(77,903)

Long-term notes payable, net of current maturities	$12,666	$46,706

All notes payables are secured by the underlying financed vehicles.

Maturities of the notes payable for each of the next five years are as follows:

Year Ending December 31,
2021	$53,112
2022	12,035
2023	631
Total	$65,778

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

Balance sheet information related to the Company’s operating and finance leases (noting the financial statement caption each is included with) as of December 31, 2020 was as follows:

As of
December 31, 2020
(Unaudited)
Operating Lease Assets:
Right-of-use assets	$57,904,048

Operating lease obligations:
Current operating lease liabilities	7,556,336
Non-current operating lease liabilities	58,579,637
Total Lease liabilities	$66,135,973

Weighted average remaining lease term-operating leases	14.69 years
Weighted average discount rate	4.3%

	December 31,	March 31,
	2020	2020
	(Unaudited)
Finance lease Assets
Vehicles under finance lease	$874,698	$874,698
Less: Accumulated depreciation	(264,485)	(219,679)
Finance lease assets, net	$610,213	$655,019

	December 31,	March 31,
	2020	2020
	(Unaudited)
Finance lease obligations:
Current	$138,857	$137,243
Long-term	201,173	277,350
Total obligations	$340,030	$414,593

Weighted average remaining lease term-finance leases	2.27 years
Weighted average discount rate	7.0%

Supplemental cash flow information related to leases was as follows:

As of
December 31,
2020
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$3,141,540
Finance leases	$74,563

The estimated future lease payments under the operating and finance leases are as follows:

	Capital	Operating,
Twelve Months Ending December 31,	Leases	Leases
2021	$162,762	$8,603,475
2022	157,334	8,739,541
2023	56,345	8,689,409
2024	324	8,266,276
2025	-	7,242,592
Thereafter	-	42,824,836
Total minimum lease payments	376,765	84,366,127
Less: Amount representing interest	(36,735)	(18,230,156)
Total	$340,030	$66,135,971

14. Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has four operating segments as defined by ASC 280, consisting of wholesale, retail, liquor business and medical product business for the nine months ended December 31, 2020. For the nine months ended December 31, 2019, the Company determined it has two operation segments consisting of wholesale and retail.

The primary financial measures used by the Company to evaluate performance of individual operating segments are sales and income (loss) before income tax provision.

The following table presents summary information by segment for the nine months ended December 31, respectively:

			Nine Months Ended December 31, 2020 (Unaudited)
	US	US	Liquor	Mask	Daily
	wholesale	retail	Products	Products	Necessities	Total
Net sales	$12,300,779	$54,010,529	$503,456	$626,173	$3,944,052	$71,384,989
Cost of sales (including retail occupancy cost)	8,175,093	43,450,698	232,693	511,995	1,563,590	53,934,069
Gross profit	4,125,686	10,559,831	270,763	114,178	2,380,462	17,450,920
SG&A	2,299,039	11,887,555	754,402	456,002	2,837,152	18,234,150
Interest expense, net	3,363	1,200,691	-	-	-	1,204,054
Depreciation and amortization	140,851	6,547,987	207,845	523,460	4,578	7,424,721
Segment income (loss) before income tax provision	$671,888	$871,863	$(378,991)	$(481,525)	$(456,720)	$226,514
Segment assets	$18,492,231	$88,858,218	$11,331,692	$3,084,984	$9,854,539	$131,621,663
Capital expenditures	$-	$581,757	$54,722	$446,410	$11,821	$1,094,710

	Nine Months Ended December 31, 2019 (Unaudited)
	Wholesale	Retail	Total
Net sales	$12,262,443	$54,319,621	$66,582,064
Cost of sales	9,213,881	38,526,390	47,740,271
Retail occupancy costs	-	4,982,329	4,982,329
Gross profit	3,048,562	10,810,902	13,859,464
SG&A	2,452,615	17,591,032	20,043,647
Interest expense, net	(9,178)	(1,276,381)	(1,285,559)
Depreciation and amortization	439,691	7,410,576	7,850,267
Segment income (loss) before income tax provision	$641,258	$(6,851,787)	$(6,210,529)
Segment assets	$14,838,292	$88,533,683	$103,371,975
Capital expenditures	$-	$2,163,761	$2,163,761

The following table presents summary information by segment for the three months ended December 31, respectively:

			Three Months Ended December 31, 2020 (Unaudited)
	US	US	Liquor	Mask	Daily
	wholesale	retail	Products	products	Necessities	Total
Net sales	3,705,563	$18,815,379	$233,675	$29,246	$2,845,714	$25,629,577
Cost of sales (including retail occupancy cost)	2,596,930	15,575,490	104,271	28,594	712,532	19,017,818
Gross profit	1,108,633	3,190,120	129,404	652	2,133,181	6,611,759
SG&A	770,301	3,930,815	377,307	125,179	422,291	5,625,893
Interest expense, net	1,138	380,255	-	-	-	381,393
Depreciation and amortization	41,977	1,323,045	65,885	216,520	1,061	1,648,488
Capital expenditures	$-	$253,249	$7,763	$519,614	$14,352	$794,978
Segment (loss) income before income tax provision	$208,593	$(1,118,266)	$(176,088)	$(224,490)	$1,721,992	$411,740
Segment assets	$1,239,916	$(64,520)	$325,506	$(440,789)	$(286,843)	$773,270

	Three Months Ended December 31, 2019 (Unaudited)
	Wholesale	Retail	Total
Net sales	$3,839,292	$17,053,488	$20,892,780
Cost of sales	3,168,722	11,933,991	15,102,713
Retail occupancy costs	-	1,475,420	1,475,420
Gross profit	670,570	3,644,077	4,314,647
SG&A	699,405	4,916,569	5,615,174
Interest expense, net	(3,951)	(322,388)	(326,339)
Depreciation and amortization	55,113	2,503,145	2,558,258
Capital expenditures	$-	$1,383,242	$1,383,242
Segment (loss) before income tax provision	$(46,261)	$(1,972,911)	$(2,019,172)
Segment assets	$14,838,292	$88,533,683	$103,371,975

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

In April 2020, the Company issued 4,752,372 shares of the Company’s common stock and 1,000 shares of the Company’s series B convertible preferred stock, which will be converted to 3,834,796 shares of the Company’s common stock to acquire RET and DL Medical. Upon approval by the purchaser’s shareholders, the preferred stock will be converted to common stock. The Series B Preferred will rank on parity with the Series A Convertible Preferred Stock of the Company. See Note 5 for the details of the transactions.

In August 2020, for the acquisition of Jiuxiang, the Company issued 5,036,298 shares of the Company’s common stock and 1,000 shares of the Company’s series C convertible preferred stock, which will convert automatically into 1,916,781 shares of the Company’s common stock once the conversion is approved by the Company’s stockholders.

On January 6, 2021, iFresh, Inc. (the “Company”) issued 6,043,054 shares of common stock of the Company to Mr. Long Deng in exchange for the cancellation of 656 of Mr. Deng’s currently outstanding shares of the Company’s Series A Convertible Preferred Stock. Please refer to Note 19 for more details.

16. Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to U.S. income tax.

iFresh is taxed as a corporation for income tax purposes and as a result of the “Contribution Agreement” entered into on December 31, 2014 iFresh has elected to file a consolidated federal income tax return with its eleven subsidiaries. iFresh and the shareholders of the eleven entities, as parties to the Contribution Agreement, entered into a tax-free transaction under Section 351 of the Internal Revenue Code of 1986 whereby the eleven entities became wholly owned subsidiaries of the Company. As a result of the tax-free transaction and the creation of a consolidated group, the subsidiaries are required to adopt the tax year-end of its parent, iFresh. iFresh was incorporated on July 21, 2016 and has adopted a tax-year end of March 31.

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

Based upon management’s assessment of all available evidence, the Company believes that it is more-likely-than-not that the deferred tax assets, primarily for certain of the subsidiaries SRLY NOL carry-forwards will not be realizable; and therefore, a full valuation allowance is established for SRLY NOL carry-forwards. Pursuant to The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, NOLs from the 2018, 2019, and 2020 tax years can be carried back to the previous five tax years (beginning with the earliest year first) and suspends the 80% of taxable income limitation through the 2020 tax year. The NOL carry-backs can result in an immediate refund of taxes paid in prior years. The Company has elected to carry back $9,166,320 in NOL under the CARES Act. The Company plans to file by 3/31/2021, resulting in a tax receivable of $3,116,549.

The valuation allowance for deferred tax assets in the US was $3,790,616   and $7,643,963 as of December 31, 2020 and March 31, 2020, respectively. The valuation allowance for deferred tax assets in China was $1,845,426 as of December 31, 2020.

The Company has approximately $17,313,000 and $30,497,000 of US NOL carry forwards of which approximately $3,081,000 and $3,136,000 are SRLY NOL as of December 31, 2020 and March 31, 2020, respectively. The Company also has $6,479,000 NOL from its Chinese entities, which was fully reserved with a valuation allowance. For income tax purposes, those NOLs will expire in the year 2033 through 2037. NOLs after 2017 will not expire. NOLs from Chinese entities will expire through the year 2025.

Income Tax Provision (Benefit)

The (benefit) provision for income taxes consists of the following components:

	For the Nine months Ended
	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Current:
Federal	$(1,849,252)	$-
State	(624,058)	-
China		-
	(2,473,310)
Deferred:
Federal	-	86,692
State	-	28,897
China
		115,589
Total	$(2,473,310)	$115,589

	For Three Months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	(1,883,560)	-
China		-
	(1,883,560)	-

Deferred:	-
Federal	-	39,072
State	-	13,024
China	-	-
	-	-
Total	$(1,883,560)	$52,096

Tax Rate Reconciliation

Following is a reconciliation of the Company’s effective income tax rate to the United State federal statutory tax rate:

	For the Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Expected tax at U.S. statutory income tax rate	21%	21%
State and local income taxes, net of federal income tax effect	7%	7%
Other non-deductible fees and expenses	-%	2.8%
Changes in deferred tax allowance	(31.2)%	(27.8)%
Other	-	(4.9)%
Effective tax rate	(3.2)%	(1.9)%

Following is a reconciliation of the Company’s effective income tax rate to the China statutory tax rate:

	For the Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Expected tax at P.R.C. statutory income tax rate	25%	N/A
Effective tax rate	25%	N/A

Deferred Taxes

The effect of temporary differences included in the deferred tax accounts in the two tax jurisdiction in US and China are as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Deferred tax assets/ (liabilities) in US
Deferred expenses	$293,111	$164,434
Sec 263A Inventory Cap	150,455	38,207
Deferred rent/lease obligation	2,182,776	2,215,294
Depreciation and amortization	(3,602,748)	(3,008,058)
Net operating losses	4,591,050	8,877,202
Valuation allowance	(3,614,644)	(7,643,963)
Net deferred tax assets (liabilities) in US	$-	$643,116

	December 31,	March 31,
	2020	2020
	(Unaudited)
Property and equipment	$(244,973)	$-
Intangible assets	$(838,766)	$-
Deferred tax assets (liabilities in China)	$1,845,426	$-
Valuation allowance	$(1,845,426)	$-
Net deferred tax asset /(liabilities) in China	$(1,083,739)	$-

There was a $4,672,435 net decrease in the deferred tax asset and $4,029,319 decrease in valuation allowance during the nine months ended December 31, 2020 in US. There was a $761,687 increase in the deferred tax asset and $1,845,426 increase in valuation allowance during the nine months ended December 31, 2020 for China entities.

17. Related-Party Transactions

Management Fees, Advertising Fees and Sale of Non-Perishable and Perishable Products to Related Parties

The following is a detailed breakdown of significant management fees, advertising fees and sale of products for the nine months ended December 31, 2020 and 2019 to related parties, which are directly or indirectly owned, in whole or in part, by Mr. Long Deng, a shareholder, and not eliminated in the consolidated financial statements. In addition, the outstanding receivables due from these related parties as of December 31, 2020 and March 31, 2020 were included in advances and receivables – related parties (see Note 8).

For the Nine Months Ended December 31, 2020

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Tampa Seafood	$3,500	$-	$105
NY Mart MD Inc.	34,850	3,100	486,813
NYM Elmhurst Inc.	64,928	1,100	313,852
Dragon Seeds	1,600	-	-
Spring Farm Inc.	3,500	-	734
	$108,378	$4,200	$801,504

For the Nine Months Ended December 31, 2019

(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Dragon Seeds Inc.	$3,650	$-	$-
NY Mart MD Inc.	59,300	8,920	822,200
NYM Elmhurst Inc.	69,599	4,102	644,754
Spring Farm Inc.	6,050	-	58,134
Pine Court Chinese Bistro	-	-	51,897
Others	30,750	-	-
	$169,349	$13,022	$1,576,985

For the Three Months Ended December 31, 2020
(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Tampa Seafood	$1,500	$-	$-
NY Mart MD Inc.	4,000	1,400	152,929
NYM Elmhurst Inc.	22,562	1,100	105,337
Dragon Seeds.	750	-
	$28,812	$2,500	$258,266

For the Three months ended December 31, 2019
(Unaudited)

			Non-
			Perishable
	Management	Advertising	& Perishable
Related Parties	Fees	Fees	Sales
Dragon Seeds Inc.	850	-	-
NY Mart MD Inc.	15,000	2,600	181,286
NYM Elmhurst Inc.	22,441	812	159,055
Spring Farm Inc.	750	-	-
Pine Court Chinese Bistro	-	-	5,854
Others	30,750	-	-
	$69,791	$3,412	$346,195

Long-Term Operating Lease Agreement with a Related Party

The Company leases warehouse and stores from related parties that are owned by Mr. Long Deng, a shareholder and the CEO of the Company, and will expire on April 30, 2026. Rent incurred to the related party was $718,425 and $605,492 for the nine months ended on December 31, 2020 and 2019, respectively. Rent incurred to the related party was $229,979 and $ 120,975 for the three months ended on December 31, 2020 and 2019, respectively.

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

The case was tried before a jury in August 2017. The jury awarded Ming a judgment against the landlord in the amount of $795,000, plus continuing damages of $2,250 per month until the structural repairs are completed. The court found that the landlord’s actions violated the Massachusetts unfair and deceptive acts and practices statute and therefore doubled the amount of damages to $1,590,000 and further ruled that Ming should also recover costs and attorneys’ fees of approximately $250,000. The result is a judgment in favor of Ming and against the landlord that will total approximately $1.85 million. The judgment requires the landlord to repair the premises and obtain an occupancy permit. The landlord is responsible to Ming for damages in the amount of $2,250 per month until an occupancy permit is issued. The judgment also accrues interest at the rate of 12% per year until paid.

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

Hartford Fire Insurance Company v. New York Mart Group Inc.

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain supersedeas bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,498 for the alleged loss. The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case on December 31, 2018. On February 17, 2021, The court granted the plaintiff’s motion to reissue stock certificates of NYM Holding Inc, and Deliver same for Levy.

JD Produce Maspeth LLC v. iFresh, Inc. alt.

On September 16, 2019, the JD Produce Maspeth (“plaintiff”) sued the Company seeking $178,953 for unpaid goods purchased by the Company. The legal process was just initiated and interrupted by the outbreak of COVID-19. The Company has accrued this payable in 2019.

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc., has failed to pay the rents on time. The landlord has sued the Company for nonpayment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees. These amounts have been fully accrued as of March 31, 2020. The parties have reached agreement and the premises has surrendered to the landlord on January 22, 2021.

ICR, LLC v. iFresh, Inc.

On February 15, 2018, ICR (the “Plaintiff”) filed a complaint seeking remedies for breach of contract. The court has scheduled a pretrial settlement conference on Thursday, November 19, 2020. On January 17, 2021, the court entered judgement for the plaintiff in the amount of $43,735, but no to interest and attorney fees.

iFresh, Inc. v. Xiaotai International Investment Inc. et al.

On October 29, 2020, the Company filed a lawsuit against Xiaotai International Investment Inc., Baofeng Pan, Suchun Wu, Zhihao Fu, Qiqi He, Xin Cheng, Haotian Wu, Chu Liu, and Xiaoxia Wang (“Defendants”), in which the Company seeks damages from the Defendants relating to that certain share exchange agreement, dated June 7, 2019 (the “Share Exchange Agreement”), entered into by and among the Company, Xiaotai International Investment Inc. and other parties thereto. The Company alleges that the Defendants breached representations and warranties in the Share Exchange Agreement and seeks the damages in the amount of approximately $25.0 million for all out-of-pocket costs and expenses borne by the Company and consequential damages as a result of the breach. The lawsuit is pending in the Supreme Court of the State of New York County of Queens.

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

19. Subsequent Events

KeyBank Loans

From January to Jan 2020, the Company failed to make loan payments of $2,466,670.

On February 4, 2021 the Company received a proposed limited Waiver and Amendment Agreement from Keybank. It is being reviewed by the company, please refer to Note 11 for key terms.

Covid 19

Under the potential resurgence of Covid-19 in the winter of 2020, the Company may experience loss in sales in its retail locations. Since the stores are mainly located in New York and Florida, which are greatly impacted by the pandemic, related government departments such as DOH and CDC have directly given safety plans and guidelines to the Company. Regulations including social distancing, controlling in-store customer traffic, and curfew orders have impacted the sales in stores significantly, and such impact will possibly continue. On the other side, the supply chain as well as the wholesale section are also expecting potential challenges caused by Covid-19. The Company’s online sales may increase due to customers ordering grocery delivery instead of shopping in stores. Sales decreased by 10% in January 2021, compared to sales in January 2020.

Nasdaq Stock Market Notice

On October 5, 2020, the Company received a letter from Nasdaq, which stated that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires an issuer to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Rule”). In accordance with the Nasdaq Listing Rules, we were provided with a 180-day grace period to regain compliance with the Minimum Bid Price Rule, through April 5, 2021. As of February 1, 2021 iFresh has regained compliance with closing day stock price of $1.14

Unregistered Sales of Equity Securities

On January 6, 2021, iFresh, Inc. (the “Company”) issued 6,043,054 shares of common stock of the Company to Mr. Long Deng in exchange for the cancellation of 656 of Mr. Deng’s currently outstanding shares of the Company’s Series A Convertible Preferred Stock. The common stock was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Director’s Litigation

On January 12, 2021, Dengrong Zhou commenced an action, pursuant to 8 Del. C.§ 225, in the Delaware Court of Chancery against iFresh directors Long Deng and Mark Fang, along with iFresh, Inc. as a nominal defendant (the “Delaware Directors Litigation”).  In the Delaware Directors Litigation, Dengrong Zhou purports to have secured the written consent of more than 50% of iFresh stockholders and seeks to remove iFresh directors Deng and Fang and replace them with two different individuals, Qiang Ou and Jiandong Xu.  Directors Deng and Fang believe they have meritorious defenses to the Delaware Directors Litigation and intend to defend their right to maintain their director positions.  A trial is scheduled for June 2021.

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

Xiamen DL Medical Technology Co, Ltd produces face masks in China founded in March 2020. Its core business includes engineering and technical research and experimental development in and production of medical protective masks, non-medical daily protective masks, cotton spinning processing. They have built the production lines from scratch, with an estimated aggregate annual output of 5 million masks. They have one medical mask production line, which once operational, can handle a daily capacity of up to 30,000 masks, and two non-medical masks production lines, with an output capacity of up to 400,000 marks per day. In November 2020, DL permanently ceased operations due to litigation resulting in freezing of DL company bank accounts.

In August 2020, The Company entered into an acquisition agreement with Jiuxiang. Jiuxiang specializes in providing supply chain    that satisfy customer demands for daily necessities, green products and services. Jiuxiang has developed an advanced supply chain Platform targeting Business to Business to Consumer (B2B2C)) areas, including single-purpose prepaid card payment systems and supply chain systems. These products utilize an integrated operating model and centralized IT-infrastructure to help clients capitalize for daily necessities on new digital capabilities, including enhanced connectivity, online-to-offline shopping experience, digital payment systems, and customized SME system platform.

These acquisitions are aimed to diversify the Company’s revenue stream and reduce the operational risk in the US. The operation of these three new businesses is expected to increase the Company’s profitability, increase the cash flow and improve the Company’s liquidity.

Outlook

iFresh is an Asian Chinese supermarket chain in the U.S. northeastern region with nine retail super markets and one wholesale facility. iFresh has strategically expanded along the eastern seaboard I-95 corridor in the past few years with retail stores in Massachusetts, New York and Florida.

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

As mentioned above, starting from 2020, the Company started to expand its operations in China by acquiring three companies in the manufacture of liquor products, manufacture of masks and related equipment and daily necessities business to diversify its revenue stream and reduce the supermarket operational risk in the US.

iFresh’s net sales were $75 million and $66.6 million for the nine months ended December 31, 2020 and 2019, respectively. Starting from April, 2020, we had revenue generated from our operations in China. For the Nine months ended December 31, the liquor, masks and related equipment and daily necessities businesses in China constituted approximately $2.3 million in sales. For the supermarket and trading business in the US, perishables constituted approximately 51.7% of the total sales for the Nine months ended December 31, 2020. iFresh’s net income was approximately $.4 million for the nine months ended December 31, 2020, an increase of approximately $6.7 million, or 105.5%, from the $6.3 million of net loss for the nine months ended December 31, 2019. Adjusted EBITDA (the “Earnings before interest tax, depreciation and amortization”) was $4.2 million for the nine months ended December 31, 2020, an increase of $7.3 million, or 234%, from negative $ 3.1 million for the nine months ended December 31, 2019.

Factors Affecting iFresh’s Supermarket and Wholesale Distribution Operating Results

Seasonality

iFresh’s business is subject to seasonal fluctuations. Sales in its first and second fiscal quarters (ending June 30 and September 30, respectively) are usually 5% to 10% lower than in third and fourth quarters (ending December 31 and March 31, respectively). In its third fiscal quarter, customers make holiday purchases for Thanksgiving and Christmas. In the fourth quarter, customers make purchases for traditional Chinese holidays, such as the Spring Festival (Chinese New Year, in January or February).

Competition

The Company faces competition from other Asian supermarkets. In the fiscal year 2019, two of our stores located in Boston and New York experienced significantly decreased sales due to competition from newly opened grocery stores. In the first quarter of fiscal year 2020, the Company outsourced these two stores to a third party to operate and are collecting contracting fees. The Company’s retail sales decreased approximately 3.4 million due to the change of operations of these two stores.

Payroll

Minimum wage rates in some states increased. For example, the minimum wage rose from $13 to $15 per hour in New York City. Payroll and related expenses decreased by $3.5 million, or 60.3% for the nine months ended December 31, 2020 as compared to the same period of last year as a result of workforce reduction from permanent closure of stores and efforts to reduce costs resulting from the business impact of Covid-19.

Vendor and Supply Management

iFresh believes that a centralized and efficient vendor and supply management system are the keys to profitability. iFresh operates its own wholesale facility, which supplied about 14.8 % of its procurement for the nine months ended December 31, 2020. iFresh believes that its centralized vendor management enhances iFresh’s negotiating power and improves its ability to turn its inventory and vendor payables. Any changes to the vendor and supply management system could affect iFresh’s purchasing costs and operating expenses. Starting in the fourth quarter of fiscal year 2019, the Company’s wholesale business gradually slowed down and the retail stores rely heavily on third party vendors for inventory supplies instead of our centralized supply system.

Store Maintenance and Renovation

From time to time, iFresh conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline of customer volume, and therefore sales volume, but will, in the opinion of management, boost sales after they are completed. Significant maintenance or renovation would affect our operations and operating results. As of December 31, 2020, one iFresh store is under renovation and has not opened yet.

Store Acquisitions and Openings

iFresh expects the new stores it acquires or opens to be the primary driver of its sales, operating profit and market share gains. iFresh’s results will be materially affected by the timing and number of new store additions and the amount of new store opening costs. For example, iFresh would incur rental, utilities and employee expenses during any period of renovation, which would be recorded as expenses on the statement of operations and would decrease iFresh’s profit until a store opens. iFresh may incur higher than normal employee costs associated with setup, hiring, training, and other costs related to opening a new store. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store could take more than a year to achieve a level of operating performance comparable to our existing stores. Due to operational difficulties and loss, iFresh closed two stores in   New York and opened one store in Florida during the year ended March 31, 2020. iFresh closed one additional store between March 31, 2020 and December 31, 2020.

COVID-19

The Company was impacted by the COVID-19 outbreak as it operates in areas under stay-at-home orders since mid-March 2020. The Company is classified as an essential business and has remained open to serve our customers and their communities. The safety of our associates and our customers is always our first priority. In response to COVID-19, iFresh incurred incremental operating expenses of over $323,000 in the 9 months ended December 31, 2020 for new initiatives implemented to support and protect our associates, customers and the communities as follows:

1.	Enhanced and more frequent sanitation practices, including hourly cleaning of high touch point areas throughout our stores, like cashier stations, and customer bathrooms, nightly deep cleaning and disinfectant fogging in every store

2.	Reduced store operating hours, including the closure of the stores located in Brooklyn, New York and in Flushing, New York, where there are high populations and a higher risk of infection during the end of March and April peak period.

3.	Posting and educating official recommended guidance and adhere to guidelines within the safety plan.

4.	Created a centralized call center to provide our associates with single guidance and direct reporting.

5.	Expanded remote work capabilities for office associates and provided numerous private car pools in order to reduce the exposure to COVID-19 in public transportation.

6.	Implemented a temporary wage or allowance premium of 15%-50% above the standard base rate of pay for front line associates

7.	Donated over 200,000 masks to local police precincts, schools, the community and our customers.

8.	Expanded online order sales and mobile order delivery

9.	Limited bulk sales per customer on certain products such as milk, eggs, seafood & produce.

10.	Limited the number of customers to approximately 25% of each store’s maximum occupancy, test the temperature of each customer, sterilize, and distribute masks and gloves before entering the facility.

11.	Implemented a Personal Protective Equipment program, provided associates with masks and gloves, provide frontline associates, such as cashiers and security guards and delivery teams with protective clothing, goggles, and complementary herbal health care supplies to enhance the immune system.

12.	Step Marking for Social Distancing program - installed floor markers and additional signage in high traffic areas to signify Six-foot distances to encourage proper social distancing, hiring safeguards to monitor the social distance and customer safety in store.

13.	Reserved the first two hours of business each day for senior citizens and at-risk customers

14.	Implemented temperature checks for all associates

15.	Acquired the mask supplies business in China, to stock up to meet the demand of these products.

16.	Installed plexiglass shields at all registers, guest services and pharmacy counters

Due to the stay-at-home order, sales transactions decreased by 50% from 2.6 million transactions for the nine months ended December 31, 2019 to 1.3 million transactions for the nine months ended December 31, 2020. However, sales per transaction increased from $14 to $25. Retail sales decreased by $1.5 million   due to the lockdown for the nine months ended December 31, 2020.

How to Assess iFresh’s Performance

In assessing performance, iFresh’s management considers a variety of performance and financial measures, including principal growth in net sales, gross profit and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

iFresh’s supermarket net sales comprise gross sales net of coupons and discounts. We do not record sales taxes as a component of retail revenues as it considers it a pass-through conduit for collecting and remitting sales taxes. iFresh sales in China are recorded net of sales tax.

Gross Profit

iFresh calculates supermarket gross profit as net sales less cost of sales and occupancy costs. Gross margin represents gross profit as a percentage of its net sales. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of its competitors. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors.

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

Adjusted EBITDA

iFresh believes that Adjusted EBITDA is a useful performance measure and can be used to facilitate a comparison of iFresh’s supermarket operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. iFresh also uses Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including senior executives. Other companies in the industry may calculate Adjusted EBITDA differently than iFresh does, limiting its usefulness as a comparative measure.

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

Results of Operations for the nine months ended December 31, 2020 and 2019

	For the Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales	$70,583,485	$65,005,079	$5,578,406	8.6%
Net sales-related parties	801,504	1,576,985	(775,481)	-49.2%
Total net sales	71,384,988	66,582,064	4,802,924	7.2%
Cost of sales-Third parties	(49,005,979)	(46,446,352)	2,559,627	5.5%
Cost of sales-related parties	(627,756)	(1,293,919)	(666,163)	-51.5%
Retail occupancy costs	(4,300,334)	(4,982,329)	(681,995)	-13.7%
Gross profit	17,450,920	13,859,464	3,591,456	25.9%

Selling, general and administrative expenses	(18,234,150)	(20,043,647)	(1,809,497)	-9.0%
(Loss) from operations	(783,230)	(6,184,183)	5,400,953	-87.3%
Interest (expense), net	(1,204,054)	(1,285,559)	81,505	-6.3%
Impairment (loss)	(523,596)	(1,100,000)	576,404	-52.4%
Other income	2,737,394	2,359,213	378,181	16.03%
Income (loss) before income taxes	226,514	(6,210,529)	6,437,043	103.6%
Income tax (benefit) provision	(2,473,310)	115,589	(2,588,899)	2239%
Net income (loss)	2,699,824	(6,326,118)	9,025,942	142.7%
Less: net (loss) attributable to non-controlling interest	(8,994)	-	(8,994)	100%
Net income (loss) attributable to common shareholders	2,708,818	(6,326,118)	9,034,935	142.8%

Other comprehensive income (loss)
Foreign currency translation adjustment	704,225	-	704,225	100%
Comprehensive income (loss)	3,404,049	(6,326,118)	9,730,167	153.8%
Less: comprehensive income attributable to non - controlling interests	8,416	-	(8,416)	100%
Comprehensive income (loss) attributable to iFresh	$3,395,633	$(6,326,118)	$7,431,145	153.7%

Net Sales

The following table summarizes disaggregated revenue from contracts with customers by segments:

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$12,300,779	$12,262,443	$38,336	0.3%
US Retail	54,010,529	54,319,621	(309,092)	-.6%
Liquor Products	503,456	-	503,456	100%
Mask Products	626,173	-	626,173	100%
Daily Necessities	3,944,052	-	3,944,052	100%
Total Net Sales	$71,384,989	$66,582,064	$4,802,925	7.2%

US Retail and wholesale business

The following table summarized the sales from US supermarkets and wholesale business for the nine months ended December 31, 2020 and 2019:

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales retail-third parties	$54,010,529	$54,319,621	$(309,092)	-.6%
Net sales wholesale-third parties	11,499,275	10,685,458	813,817	7.6%
Net sales wholesale-related parties	801,504	1,576,985	(775,481)	-49.2%
Total Net Sales	$66,311,308	$66,582,064	$(270,756)	.4%

For the US supermarket and wholesale business, net sales were $66.3 million for the nine months ended December 31, 2020, a decrease of .4%, from $ 66.6 million for the nine months ended December 31, 2019.

Net retail sales to third parties decreased by $.3 million, or .6%, to $54 million for the nine months ended December 31, 2020 from $ 54.3 million for the nine months ended December 31, 2019. The decrease resulted mainly from the closure of two stores in New York City due to lower performance. These two stores contributed $2.8 million for the nine months ended December 31, 2019. However, we opened a new store in North Miami in January 2020, which contributed sales of $3.2 million for the nine months ended December 31, 2020, compared to $nil for the nine months ended December 31, 2019.

Our total net wholesale sales increased by $.04 million to $12.3 million for the nine months ended December 31, 2020 from $12.26 million for the nine months ended December 31, 2019. The amount is consistent between the two periods.

Liquor and mask products

In April 2020, we acquired RET Wine Co. and DL Medical in China. For the nine months ended December 31, 2020, RET Wine Co. and DL Medical contributed sales of approximately $503,000 and $626,000, respectively. DL Medical is a newly incorporated Company established in March 2020.   RET was established in China in 2011.

Daily necessities

In August 2020, we acquired Jiuxiang Co. in China. A platform for selling daily necessities. For the nine months ended December 31, 2020, Jiuxiang contributed sales of approximately $3.9 Million

Cost of sales, Occupancy costs and Gross Profit

The following table summarizes disaggregated costs from contracts with customers by segments:

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US wholesale	$8,175,093	$9,213,881	$(1,038,788)	-11%
US retail	43,450,697	43,508,719	(58,022)	0%
Liquor products	232,693	-	232,693	100%
Mask products	511,995	-	511,995	100%
Daily necessities	1,563,590	-	1,563,590	100%
Total Cost of Sales (Including Occupancy Cost)	$53,934,068	$52,722,600	$1,211,468	2.3%

US retail and wholesale business

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
Retail Segment
Cost of Sales	$39,150,363	$38,526,390	$623,973	2%
Occupancy costs	$4,300,334	$4,982,329	$(681,995)	-14%
Gross profit	$10,559,831	$10,810,902	$(251,071)	-2%
Gross margin	19.5%	19.9%	.4%

For the retail segment, cost of sales increased .7 million, from $ 38.5 million for the nine months ended December 31, 2019, to $39.2 million for the nine months ended December 31, 2020. The increase is mainly due to increase in cost of goods as result of the market conditions due to Covid.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.7 million, which was mainly attributable to the closure   of the two stores in New York City for the nine months ended December 31, 2019 of $0.6 million and rent discounts for certain stores as result of Covid of $0.4 million, offset by increase in expenses for Miami store of $.3 million.

Gross profit was $10.5 million and $10.8 million for the nine months ended December 31, 2020 and 2019, respectively. Gross margin was 19.5% and 19.9% for the nine months ended December 31, 2020 and 2019, respectively. The amount is consistent between the two periods.

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Wholesale Segment
Cost of sales	$8,175,093	$9,213,881	$(1,038,788)	-11%
Gross profit	$4,125,686	$3,048,562	$1,077,124	35.3%
Gross margin	33.5%	24.9%	8.6%

For our wholesale segment, the cost of sales for the nine months ended December 31, 2020 decreased to 8.2 million for the nine months ended December 31, 2020 from $9.2 million for the nine months ended December 31, 2019. The decrease in cost of sales whiles sales remained high was mainly due to sales with lower cost of goods relative to sales price such as masks.

Gross profit for the nine months ended December 31, 2020 increased by approximately $1.1 million, or 35.3% to $4.1 million for the nine months ended December 31, 2020 from $3 million for the nine months ended December 31, 2019 Gross margin increased by 8.6% to 33.5% from 24.9%. which was due to the sales of high margin goods such as masks and significant sales decrease to related parties, of which the margin is lower than sales made to third parties.

Liquor and mask products

For our liquor products, the cost of sales and gross profit for the nine months ended December 31, 2020 were $232,000 and $271,000 respectively, with a gross margin of 54%. For our mask products, the cost of sales and gross profit for the nine months ended December 31, 2020 were $512,000 and $114,000, respectively, with a gross margin of 18%. The liquor products have relatively high margin   due to the industry barriers where business licenses are required for the manufacturing of these products.

Daily Necessities

For our Daily Necessities products, the cost of sales and gross profit for the nine months ended December 31, 2020 were $1.6 Million and $2.4 Million respectively, with a gross margin of 60%. The margins are high due to no occupancy costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $18.2 million for the nine months ended December 31, 2020, a decrease of $1.8 million, or 9%, compared to $ 20 million for the nine months ended December 31, 2019. For the nine months ended December 31, 2019, we had $0.5 million of stock compensation to employees and $2 million of expense associated with warrant exercises. Due to the change of majority shareholder from Mr. Long Deng to HK Xu Ding Co., Limited qualified as a “fundamental transaction” defined in the warrant agreements dated on October 23, 2018. The shareholders exercised their warrants at no cost. For the nine months ended December 31, 2020, due to the permanent closure of two stores in New York City selling, general, and   administrative expenses decreased by $1.1 million. In addition, overall selling, general, and administrative expenses decreased by $1.4 across all segments due to the lower sales and management’s effort to cut expenses, as well as the impact of Covid-19 when we had to temporarily close certain stores for 20 days in April 2020. The decrease was offset by increase of $.7 million due to the opening of Miami store,

Interest Expense

Interest expense was $1.2 million for the nine months ended December 31, 2020, a decrease of $0.1 million, or 6.3%, from $1.3 million for the nine months ended December 31, 2019, the amount was consistent between the two periods.

Other income

Other income was $2.7 million for the nine months ended December 31, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income increased $.4 million, 16%, from $2.3 million for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, the Company collected $2.5 million related to litigation with one of our landlords. For the nine months ended December 31, 2020, management fee and rental income decreased by $1.8 million due to the closure of two stores, as well as the impact of Covid-19.

Income Tax Provision

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax. RET, DL Medical and Jiuxiang are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Income tax benefit was $2.5 million   for the nine months ended December 31, 2020, compared to $(116,000) of income tax benefit for the nine months ended December 31, 2019. The effective income tax rate was (3.2)% and (1.9)% for the nine months ended December 31, 2020 and 2019, respectively. For the nine months ended December 31, 2020, the Company utilized the deferred tax assets due to NOLs from prior periods. For the nine months ended December 31, 2019, the Company recognized deferred tax results from NOLs, deferred expense, inventory and lease liabilities.

Net Income (Loss) and Net Income (Loss) Attributable to Noncontrolling Interest

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$2,699,824	$(6,326,118)	$9,025,942	143%
Net loss attributable to non-controlling interest	(8,994)	-	(8,994)	100. %
Net income (loss) attributable to Ifresh	$2,708,817	$(6,326,118)	$9,034,935	-143%
Net income (loss) margin	3.8%	-9.5%

Net income was $2.7 million for the nine months ended December 31, 2020, an increase of $6.7 million, or 143%, from $6.3 million of net loss for the nine months ended December 31, 2019, mainly attributable to the increased gross margin, decrease in selling, general, and administrative expenses and increased other income described above. Net loss attributable to noncontrolling interest resulted from the loss from DL Medical, which is 70% owned by iFresh. Net income(loss) as a percentage of sales was 3.1% and -9.5% for the nine months ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA

	For Nine Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$2,699,824	$(6,326,118)	$9,025,942	142.7%
Interest expense	1,204,054	$1,285,559	(81,505)	-6.3%
Income tax provision	(2,473,310)	$115,589	(2,588,899)	2239%
Depreciation	1,981,596	$1,590,632	390,964	24.6%
Amortization	650,069	$236,874	413,195	174.4%
Adjusted EBITDA(LOSS)	$4,062,233	$(3,097,464)	$7,159,697	231.1%
Percentage of sales	5.7%	-4.7%	10.4%

Adjusted EBITDA was $4.1 million for the nine months ended December 31, 2020, an increase of $7.2 million, as compared to Adjusted EBITDA (Loss)of $(3.1) million for the nine months ended December 31, 2019, mainly attributable to the increase in net income resulting from acquisition of companies in China.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

	For the Three Months Ended December 31,		Changes
	2020	2019	$		%
	(Unaudited)	(Unaudited)
Net sales	$$25,371,310	$20,546,584		$$4,824,726	23.5%
Net sales-related parties	258,267	346,196		$(87,929)	-25.4%
Total net sales	25,629,576	20,892,780		$$4,736,796	22.7%
Cost of sales-Third parties	(17,409,747)	(14,789,482)		$$2,620,265	17.7%
Cost of sales-related parties	(207,965)	(313,231)		$(105,266)	-33.6%
Retail Occupancy costs	(1,400,106)	(1,475,420)		$(75,314)	-5.1%
Gross profit	6,611,759	4,314,647		$$2,297,112	53.2%

Selling, general and administrative expenses	(5,625,894)	(5,615,974)		$9,920	.2%
Income (loss) from operations	985,865	(1,301,327)		$$2,287,192	175.8%
Interest (expense), net	(381,393)	(326,339)		$(55.054)	-16.9%
Impairment (loss)	(523,596)	(1,100,000)		$576,404	52.4%
Other income	330,864	708,494		$(377,630)	-53.3%
Net income (loss) before income taxes	411,740	(2,019,172)		$$2,430,912	120.4%
Income tax provision	(1,883,560)	52,096		$(1,935,656)	3715.6%
Net income (loss)	$2,295,300	$(2,071,268)		$$4,366,568	-210.8%
Less: net income attributable to non-controlling interest	(11,132)	-		$(11,132)	-100.0%
Net income (loss) attributable to common shareholders	2,306,432	(2,071,268)		$$4,377,699	211.4%

Other comprehensive income (loss)			$
Foreign currency translation adjustment	440,265	-		$440,265	100.0%
Comprehensive income (loss)	2,735,565	(2,071,268)		$$4,806,833	232.1%
Less: comprehensive income attributable to non - controlling interests	(1,883)	-		$(1,883)	-100.0%
Comprehensive (loss) attributable to iFresh	2,737,448	(2,071,268)		$$4,808,716	232.2%

Net Sales

The following table summarizes disaggregated revenue from contracts with customers by segments:

	For the Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$3,705,563	$3,839,292	$(133,729)	-3.5%
US Retail	$18,815,380	$17,053,488	$1,761,891	10.3%
Liquor products	$233,675	-	$233,675	100.0%
Mask Products	$29,246	-	$29,246	100.0%
Daily Necessities	$2,845,713	-	$2,845,713	100.0%
Total Net Sales	$25,629,577	$20,892,780	$4,736,796	22.7%

US Retail and wholesale business

The following table summarized the sales from US supermarket and trading business for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net sales retail-third parties	$18,815,379	$17,053,488	$1,761,891	10.3%
Net sales wholesale-third parties	3,447,296	3,493,096	(45,800)	-1.3%
Net sales wholesale-related parties	258,267	346,196	(87,929)	-25.4%
Total Net Sales	$22,520,942	$20,892,780	$1,628,162	7.8%

For the US supermarket and trading business, net sales were $22.5 million for the three months ended December 31, 2020, an increase of 1.6 million, or 7.8%, from $ 20.9 million for the three months ended December 31, 2019.

Net retail sales to third parties was $18.8 million for the three months ended December 31, 2020 an increase of 1.7 million, or 10.3%, from $ 17.1 million for the three months ended December 31, 2019, the increase is mostly due to opening of new store in North Miami which contributed 1.1 million in sales.

Our total net wholesale sales was $ 3.7 million for the three months ended December 31, 2020, a decrease of .1 million from $3.8 million for the three months ended December 31, 2019. The amount is consistent between the two periods.

Liquor and mask products

In April 2020, we acquired RET Wine Co. and DL Medical in China. For the three months ended December 31, 2020, RET Wine Co. and DL Medical contributed sales of $234,000 and $29,000 respectively. DL Medical is a newly incorporated Company established in March 2020.

Daily Necessities

In August 2020, we acquired Jiuxiang Co. in China. For the three months ended December 31, 2020, Jiuxiang contributed sales of approximately $2.8 Million.

Cost of sales, Occupancy costs and Gross Profit

The following table summarizes disaggregated Cost from contracts with customers by segments:

	For the Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
US Wholesale	$2,596,930	$3,168,722	$(571,792)	-18%
US Retail	15,575,490	13,409,411	2,166,079	16.2%
Liquor products	104,271	-	104,271	100%
Mask products	28,594	-	28,594	100%
Daily necessities	712,532	-	712,532	100%
Total Cost of Sales (Including Occupancy Cost)	$19,017,817	$16,578,133	$1,698,558	10.2%

US retail and wholesale business

	For the Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Retail Segment
Cost of sales	$14,175,384	$11,933,991	$2,241,393	19%
Occupancy costs	$1,400,106	$1,475,420	$(75,3140)	-5%
Gross profit	$3,239,889	$3,644,077	$(404,188)	-11%
Gross margin	17.2%	21.4%

For the retail segment, cost of sales increased by $2.3 million, from $11.9 million for the three months ended December 31, 2019, to $14.2 million for the three months ended December 31, 2020. This increased mostly due to higher cost of goods as a result of Covid.

Occupancy costs consist of store-level expenses such as rental expenses, property taxes, and other store specific costs. Occupancy costs decreased by approximately $0.1 million, which was mainly attributable to the closure of the two stores in New York City which contributed occupancy cost of $0.2 million for the three months ended December 31, 2019.   The decrease was offset by increase of $.1 million from opening of new store in Miami.

Gross profit was $3.2 million and $3.6 million for the three months ended December 31, 2020 and 2019, respectively. Gross margin was 17.2% and 21.4% for the three months ended December 31, 2020 and 2019, respectively. The gross profit decrease is mostly due to higher cost of goods as a result of Covid.

	For the Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Wholesale Segment
Cost of sales	$2,596,930	$3,168,722	$(571,792)	-18%
Gross profit	$1,108,633	$670,570	$438,063	65%
Gross margin	29.9%	17.5%	12.4%

For our wholesale segment, the cost of sales for the three months ended December 31, 2020 decreased .6 million to $2.6 million for the three months ended December 31, 2020 from $3.17 million for the three months ended December 31, 2019. The decrease in cost of sales whiles sales remained high was mainly due to sales with lower cost of goods relative to sales price such as masks.

Gross profit for the three months ended December 31, 2020 increased by approximately$.4 million, or 65%, to $1.1 million for the three months ended December 31, 2020 compared with $.7 million for the three months ended December 31, 2019. Gross margin increased to 29.9%. from 17.5% at December 3,2020 The increase was due to the significant sales decrease to related parties, of which the margin is lower than sales made to third parties.

Liquor and mask products

For our liquor products, the cost of sales and gross profit for the three months ended December 31, 2020 were $104,000 and $129,000 respectively, with a gross margin of 55%. For our mask products, the cost of sales and gross profit for the three months ended December 31, 2020 were $28,000 and $600, respectively, with a gross margin of 2%. The liquor product have relatively high margins   due to the industry barriers where business licenses are required for the manufacturing of these products. The decrease in 3 months gross profit in the mask products was due to closure of the mask factory in early November, 2020.

Daily Necessities

For our Daily Necessities products, the cost of sales and gross profit for the three months ended December 31, 2020 were $0.7 Million and $2.1 respectively, with a gross margin of 75%. The margins are high due to no occupancy costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $5.62 million for the three months ended December 31, 2020, an increase of $.01 million, or .2%, compared to $5.6 million for the three months ended December 31, 2019. For the three months ended December 31, 2019. The expenses are consistent with prior year.

Interest Expense

Interest expense was $0.4 million for the three months ended December 31, 2020, an increase of $0.1 million, or 17%, from $.3 million for the three months ended December 31, 2019, attributable to the additional 3% default interest accrued on loan with KeyBank.

Other income

Other income was $.3 Million for the three months ended December 31, 2020, which included management and advertising fee income, rental income, lottery sales, and other miscellaneous income. Other income decreased $.4 million from $ .7 million for the three months ended December 31, 2019. For the three months ended December 31, 2020, management fee and rental income decreased by $0.6 million due to the closure of two stores, as well as the impact of Covid-19. The Company received .2 Million in PPP loan forgiveness which was classified as other income in the three months ended December 31, 2020.

Income Taxes Provision

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. iFresh is a Delaware holding company that is subject to the U.S. income tax. RET, DL Medical and Jiuxiang are incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Income tax benefit was $1,183,560 for the three months ended December 31, 2020, compared to $52,096 of income tax expense for the three months ended December 31, 2019. The effective income tax rate was (15.6)% for the three months ended December 31, 2020. For the three months ended December 31, 2020, the Company utilized the deferred tax assets due to NOLs from prior periods which have been fully reserved. For the three months ended December 31, 2019, the Company recognized deferred tax results from deferred expense, inventory and lease liabilities.

Net Income (loss) and Net Income (loss) attributable to noncontrolling interest

	For Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$2,295,300	$(2,071,268)	$4,366,568	210.8%
Net (loss) attributable to non-controlling interest	(11,132)	-	(11,132)	100.0%
Net income (loss) attributable to Ifresh	$2,306,431	$(2,071,268)	$4,377,699	211.4%
Net (loss) Margin	9%		-9.91%

Net income was $2.3 million for the three months ended December 31, 2020, an increase of $4.4 million, from $2.1 million of net loss for the three months ended December 31, 2019, mainly attributable to the acquisition of Jiuxiang. Net loss attributable to noncontrolling interest resulted from the loss from DL Medical, which is 70% owned by iFresh. Net income(loss) as a percentage of sales was 9% and -9.91 % for the three months ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA

	For Three Months Ended December 31,		Changes
	2020	2019	$	%
	(Unaudited)	(Unaudited)
Net income (loss)	$2,306,431	$(2,071,268)	$4,377,699	211.4%
Interest expense	381,393	326,339	55,054	16.9%
Income tax benefit	(1,883,560)	52,096	(1,935,656)	3715%
Depreciation	716,418	497,060	219,358	44.1%
Amortization	225,468	78,958	146,510	185.6%
Adjusted EBITDA (LOSS)	$1,746,151	$(1,116,815)	$2,862,966
Percentage of sales	6.8%	5.3%

Adjusted EBITDA Income(loss) before income tax, depreciation, and amortization was $1,7 million for the three months ended December 31, 2020, an increase of $2.8 million, as compared to adjusted EBITDA (loss) before income tax, depreciation, and amortization of $(1.1) million for the three months ended December 31, 2019, mainly attributable to the acquisition of companies in China.

Liquidity and Capital Resources

As of December 31, 2020, iFresh had cash and cash equivalents of approximately $ 4.9 million. iFresh had a negative working capital of $17.9 million and $28.6 million and as of December 31, 2020 and March 31, 2020, respectively. The long-term KeyBank loan of $20 million has been reclassified as short-term because the Company is in default with the KeyBank loan covenants and they have the option to accelerate payment at any time. The Company did not meet certain financial covenants required in the credit agreement and the subsequent forbearance agreement with KeyBank. Failure to maintain these loan facilities will have a significant impact on the Company’s operations. Refer to the discussion below in “KeyBank National Association – Senior Secured Credit Facilities” section for more detail.

iFresh has funded working capital and other capital requirements in the past primarily by equity contribution from shareholders, cash flow from operations, and bank loans. Cash is required to pay purchase costs for inventory, rental, salaries, office rental expenses, income taxes, other operating expenses and repay debts. iFresh’s ability to repay its current obligation will depend on the future realization of its current assets and its ability to refinance its loans with KeyBank or seek alternative sources of financing. iFresh’s management has considered the historical experience, the economy, trends in the retail industry, the expected collectability of the accounts receivable and the realization of the inventories as of December 31, 2020. iFresh’s ability to continue to fund these items may be affected by general economic, competitive and other factors including the pandemic, many of which are outside of our control and our financing.

We have $7 million of advances and receivables due from related parties that we intend to collect or acquire. For the nine months ended December 31, 2020, the Company received $2.5 million cash from the issuance of stock.

The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations. As of December 31, 2020, the Company remains in noncompliance with the financial covenants of the KeyBank Loan. These conditions continue to raise doubt as to the Company’s ability to remain a going concern. The management believes the Company does not have enough liquidity for the next twelve months.   Management is seeking additional outside investment and will apply for the second round of PPP loans.

The following table summarizes iFresh’s cash flow data for the nine months ended December 31, 2020 and 2019.

	For the Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(4,463,390)	$(2,771,905)
Net cash provided by (used in) investing activities	5,075,443	(1,965,854)
Net cash provided by financing activities	3,248,949	4,342,311
Net Increase (decrease) in cash and cash equivalents	$3,861,002	$(395,448)

Operating Activities

Net cash used by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred income taxes, and the effect of working capital changes. Net cash used in operating activities was approximately $4.5 million for the nine months ended December 31, 2020, an increase of $1.7 million, compared to $2.8 million used in operating activities for the nine months ended December 31, 2019. The increase was a result of a decrease of $6.7 million in net loss, offset by increase in cash used for inventory of $3.7 million, increase in cash used for deferred revenue of 3.4 million and increase in advances to related parties of $2 million.

Investing Activities

Net cash provided by investing activities was approximately $5.1 million for the nine months ended December 31, 2020, an increase of $7.1 million, compared to $ 2 million used by investing activities for the nine months ended December 31, 2019. The increase was primarily attributable to the increase of $6.8 million cash received from the acquisitions of the three companies in 2020.

Financing Activities

Net cash provided by financing activities was approximately $3.2 million for the nine months ended December 31, 2020, which mainly consisted of cash received from issuance of stock of $2.5 million and cash received from governmental PPP loans of $1.6 million, offset by $0.8 million of cash paid for repayment of borrowings of the line credit, notes payable, and capital leases. Net cash provided by financing activities was approximately $4.3 million for the nine months ended December 31, 2019, which mainly consisted of cash received from capital contribution of $ 4.4 million.

Paycheck Protection Program loans from government

In April and May 2020, the Company received a Paycheck Protection Program loan (“PPP loan”) of $1,768,212   provided by the US Small Business Administration (“SBA”). The outstanding loan amount is $1,556,979 as pf December 31, 2020. These loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. These loans have an interest rate of 1% with a maturity of 2 years.

KeyBank National Association – Senior Secured Credit Facilities

On December 23, 2016, NYM, as borrower, entered into a $25 million senior secured Credit Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank” or “Lender”). The Credit Agreement provides for (1) a revolving credit line of $5,000,000 for making advances and issuance of letters of credit, (2) $15,000,000 of a term loan and (3) $5,000,000 of a delayed draw term loan. The interest rate is equal to (1) the Lender’s “prime rate” plus 0.95%, or (b) the Adjusted LIBOR rate plus 1.95%. Both the termination date of the revolving credit and the maturity date of the term loans are December 23, 2021. The Company will pay a commitment fee equal to 0.25% of the undrawn amount of the Revolving Credit Facility and 0.25% of the unused Delayed Draw Term Loan Facility. $15,000,000 of the term loan was fully funded by the lender in January 2017. The Company is required to make fifty-nine consecutive monthly payments of principal and interest in the amount of $142,842 starting from February 1, 2017 and a final payment of the then entire unpaid principal balance of the term loan, plus accrued interest on the maturity date.

The Delayed Draw Term Loan was available and would be advanced on the Delayed Draw Funding date (as defined in the Credit Agreement, which is no later than December 23, 2021. A withdrawal of $5 million under the Delayed Draw Term Loan was made as of March 31, 2019.

The senior secured credit facility is secured by all assets of the Company and is jointly guaranteed by the Company and its subsidiaries and contains financial and restrictive covenants. The financial covenants require NYM to deliver audited consolidated financial statements within one hundred twenty days after the fiscal year end and to maintain a fixed charge coverage ratio not less than 1.1 to 1.0 and senior funded debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio of less than 3.0 to 1.0 at the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2017. Except as stated below, the senior secured credit facility is subject to customary events of default. It will be an event of default if Mr. Long Deng resigns, is terminated, or is no longer actively involved in the management of NYM and a replacement reasonably satisfactory to the Lender is not made within Ninety (60) days after such event takes place. The Company violated this loan covenant when Mr. Long Deng, CEO and shareholder of the Company sold an aggregate of 8,294,989 restricted shares to HK Xu Ding Co., Limited on January 23, 2019, representing 51% of the total issued and outstanding shares of the Company as of December 31, 2018. The Company failed to obtain a written consent for the occurrence of the change of ownership. As a result, effective as of March 1, 2019, interest is being accrued on all loans at the default rate and the monthly principal and interest payment due under the effective date term loan will be $155,872 instead of $142,842.

On May 20, 2019 (the “Effective Date”), the Company entered into a forbearance agreement (the “Forbearance Agreement”) with KeyBank, pursuant to which KeyBank has agreed to delay the exercise of its rights and remedies under the Loan agreement based on the existence of the events of defaults for certain period of time. The Forbearance Agreement contained customary forbearance covenants and defined certain events of defaults. Starting from May, 2019, the monthly payment was decreased to $142,842 as originally required per the credit facility agreements.

The Company failed to meet its obligations under the Loan Agreements by the end of the First Forbearance Period. On October 17, 2019 (the “Effective Date”), the Company, Go Fresh 365, Inc. (“Go Fresh”), Mr. Long Deng and Keybank entered into the second forbearance agreement (the “Second Forbearance Agreement”). Pursuant to a Guaranty Agreement dated as of December 26, 2016, as amended by several joinder agreements and the Second Forbearance Agreement, the Company, certain subsidiaries of NYM, Go Fresh and Mr. Long Deng (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”) have agreed to guarantee the payment and performance of the obligations of the Borrower under the Credit Agreement (“Obligations”). KeyBank had agreed to delay the exercise of its rights and remedies under the Loan Agreement based on the existence of certain events of default (the “Specified Events of Default”) until the earlier to occur of: (a) 5:00 p.m. Eastern Time on the November 29, 2019; and (b) a Forbearance Event of Default.

From Jan to Dec 2020, non-payment of the amount due by the Company was $2,315,869. Also, the Company has defaulted on certain loan covenants. The Company is currently in default of its KeyBank loan agreement and is subject to the continued forbearance of the lender until it consummates the 3rd forbearance agreement as indicated in the following paragraph or obtains alternative sources of financing to settle the amounts owed to KeyBank.

On August 6, 2020 the Company received the 3rd proposed forbearance agreement from KeyBank, which includes the following terms:

●	All delinquent regular interest paid at or before settlement.

●	August and September required payments will be regular interest amounts.

●	Default interest will be deferred until 9/25/2020

●	Store valuations will be ordered by the lender.

●	Continue to provide weekly cash flow reports.

●	Provide quarterly financial statements of NYM, iFresh and newly acquired businesses.

●	Monthly financial projections.

●	Cost/work detail on the completion of the CT store.

●	Pledge of the equity and guarantee of newly acquired businesses.

●	File a UCC-1 financing statement for iFresh Inc.

On February 4, 2021 the Company received a proposed limited Waiver and Amendment Agreement from Keybank, which includes the following terms:

●	Provides a limited waiver of the specific events of default, the accrued and unpaid interest at the default rate, and the accrued and unpaid reimbursable fees and costs.

●	Return control of the deposit accounts of the Loan Parties with the Depository Bank to the Loan Parties.

●	Commercing on March 1, 2021, loan parties shall be obligated to pay in equal monthly installments of $50,000. Interest shall accrue on the loans at the stated Rate.

●	Maturity date of this agreement on December 31, 2021.

●	Limited Guaranty Agreement dated on May 20, 2019 Subject to the terms and conditions of this Agreement shall terminate pursuant toSection 6.7 upon $2,000,000 paid in immediately available funds owed by Mr. Deng to the Lender under Deng Guaranty.

●	iFresh shall pay 50% of any equity contribution to the lender for application to and against the outstanding principal balance of the loans.

●	Delivered consolidating statement of income and thirteen week cash flow projection.

●	Permit the lender or a third party to conduct a valuation of the loan parties.

●	Acquired any new Subsidiary shall obtain the prior written consent, and shall not be unreasonably conditioned, withheld, delayed, or denied.

If agreement cannot be reached, KeyBank is fully prepared to pursue legal remedies. As of the date of this report. The Forbearance Agreement is still under negotiation.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2020:

		Less than			More than
Contractual Obligations (unaudited)	Total	1 year	1-3 years	3-5 years	5 years
Bank Loans	$19,603,535	19,603,535
PPP Loans	1,556,979	1,556,979
Estimated interest payments on bank loans	1,467,604	1,467,604
Notes payable	65,778	53,112	12,666
Capital lease obligations including interest	376,765	162,762	214,003
Operating Lease Obligations(1)	84,366,128	8,603,475	17,428,949	15,508,868	42,824,836
	$107,436,789	31,447,467	17,655,618	15,508,868	42,824,836

(1)	Operating lease obligations do not include common area maintenance, utility and tax payments to which iFresh is obligated.

Off-balance Sheet Arrangements

iFresh is not a party to any off-balance sheet arrangements.

Critical Accounting Estimates

The discussion and analysis of iFresh’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with GAAP. These principles require iFresh’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, cash flow and related disclosure of contingent assets and liabilities. The estimates include, but are not limited to, revenue recognition, inventory valuation, impairment of long-lived assets, leases, and income taxes. iFresh bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and the actual results, future financial statements will be affected.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

iFresh must make certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in income tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce any net deferred tax asset to the amount expected to be realized.

iFresh applies the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes, including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC 805 (“ASC 805”), “Business Combinations”. The purchase method of accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their estimated fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total cost of the acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over, (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings as a bargain purchase gain.

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

As of December 31, 2020, we were not subject to material market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to our lack of experience being a public company and lack of professional staff with adequate knowledge of rules and requirements of the Securities and Exchange Commission (“SEC”).

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

Hartford Fire Insurance Company v. New York Mart Group Inc

On November 28, 2018, a lawsuit was filed against New York Mart Group, Inc. by Hartford Fire Insurance Company (“Hartford”), who seeks contractual indemnification from the Company and other defendants relating to certain bonds issued by Hartford in connection with the unsuccessful appeal of state court litigation by iFresh’s codefendant. Hartford alleges that iFresh guaranteed performance of the bonds and therefore seeks to enforce the indemnification terms thereof against iFresh in addition to the other defendants. On June 14, 2019, Hartford filed a motion for summary judgment against iFresh, arguing that Hartford is entitled to judgment as a matter of law. On July 29, 2019, the Court granted judgment against iFresh in a consented amount of $458,497.81for its alleged loss under the bonds for the amount of $424,772, in addition to attorney’s fee, costs, and interest.. The Court is still having a hearing on Hartford’s entitlement to attorneys’ fees/costs. The Company has accrued $500,000 for the potential loss and expense associated with this case.

JD Produce Maspeth LLC v. iFresh, Inc. alt.

On September 16, 2019, the JD Produce Maspeth sought $178,953 for unpaid goods purchased by the Company. The legal process was initiated and interrupted by the outbreak of COVID-19. The Company has recorded the purchase and payable in the financial statements.

Don Rick Associates LLC. v. New York Mart Roosevelt Inc.

One of the subsidiaries of the Company, New York Mart Roosevelt Inc, has failed to timely make certain payments of rent. The landlord has sued the Company for non-payment. On May 31, 2019, a motion for summary Judgement was filed for unpaid rent in the amount of $102,792 and $14,984 for attorney fees. These amounts were fully accrued as of June 30, 2020, payments will be settled in the future. Both parties have reached agreement and the premise has been surrendered to the landlord on January 22, 2021.

ICR, LLC v. iFresh, Inc.

On February 15, 2018, ICR (the “Plaintiff”) filed a complaint seeking remedies for breach of contract. The court has scheduled a pretrial settlement conference on Thursday, November 19, 2020. On January 17, 2021, the court entered judgement for the plaintiff in the amount of $43,735, but no to interest and attorney fees.

iFresh, Inc. v. Xiaotai International Investment Inc. et al.

On October 29, 2020, the Company filed a lawsuit against Xiaotai International Investment Inc., Baofeng Pan, Suchun Wu, Zhihao Fu, Qiqi He, Xin Cheng, Haotian Wu, Chu Liu, and Xiaoxia Wang (“Defendants”), in which the Company seeks damages from the Defendants relating to that certain share exchange agreement, dated June 7, 2019 (the “Share Exchange Agreement”), entered into by and among the Company, Xiaotai International Investment Inc. and other parties thereto. The Company alleges that the Defendants breached representations and warranties in the Share Exchange Agreement and seeks the damages in the amount of approximately $25.0 million for all out-of-pocket costs and expenses borne by the Company and consequential damages as a result of the breach. The lawsuit is pending in the Supreme Court of the State of New York County of Queens.

SEC Subpoena

On March 6, 2020, the Company announced that it has received a subpoena from the SEC requesting certain information. The subpoena sought various documents and information regarding, among other things, the Company’s financial institution accounts, accounting practices, auditing practices, internal controls, payroll, and auditors. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if it is contends that the Company has not complied with securities laws. Friedman LLP, the Company’s former auditor, has also received a subpoena from the SEC relating to the Company.

Director’s Litigation

On January 12, 2021, Dengrong Zhou commenced an action, pursuant to 8 Del. C.§ 225, in the Delaware Court of Chancery against iFresh directors Long Deng and Mark Fang, along with iFresh, Inc. as a nominal defendant (the “Delaware Directors Litigation”).  In the Delaware Directors Litigation, Dengrong Zhou purports to have secured the written consent of more than 50% of iFresh stockholders and seeks to remove iFresh directors Deng and Fang and replace them with two different individuals, Qiang Ou and Jiandong Xu.  Directors Deng and Fang believe they have meritorious defenses to the Delaware Directors Litigation and intend to defend their right to maintain their director positions.  A trial is scheduled for June 2021.

Item 1A. Risk Factors.

Other than the risk factor related to the Company that is further discussed in this section, there have been no changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020. Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended March 31, 2020, under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our Annual Report on Form 10-K for the year ended March 31, 2020. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the SEC.

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

As of December 31, 2020, the unpaid balance including interest owed to Key Bank is $21,253,639.

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

iFresh, Inc.

Date: February 22, 2021	By:	/s/ Long Deng
Long Deng
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Yanhong (Amy) Xue
Yanhong (Amy) Xue
Chief Financial Officer
(Principal financial and accounting officer)